Form 10QSB
period 2007-11-30
TC Power Management Corp.
filed 2008-01-18
CIK 1399095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 333-147365
TC POWER MANAGEMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

------------
(IRS Employer Identification Number)

PO Box 132
Providenciales, Turks and Caicos Islands
(Address of principal executive offices)

(649) 231-6559
Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  January 15, 2008: 5,000,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC POWER MANAGEMENT CORP.
(A Development Stage Company
Balance Sheet
November 30, 2007

ASSETS

CURRENT ASSETS

Cash	$420

Total Current Assets	420

TOTAL ASSETS	$420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Related party loan payable	$5,774

Total Current Liabilities	5,774

Total Liabilities	5,774

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, authorized 100,000,000 shares; 5,000,000 shares issued and outstanding	5,000
Additional paid in capital (deficit)	(4,500)
Deficit accumulated during the development stage	(5,854)

Total Stockholders’ Deficit	(5,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$450

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Expenses
Three Months Ended November 30, 2007 and Period from
February 13, 2007, (Inception) through November 30, 2007
(Unaudited)

	3 months ended November 30, 2007	Inception to November 30, 2007

OPERATING EXPENSES
General and administrative	880	5,854

Total Operating Expenses	880	5,854

NET LOSS	$(880)	$(5,854)

BASIC AND FULLY DILUTED (LOSS) PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Cash Flows
Three Months Ended November 30, 2007 and Period from
February 13, 2007, (Inception) through November 30, 2007
(Unaudited)

	3 months ended November 30, 2007	Inception to November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(880)	(5,854)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in operating assets and liabilities
Accounts payable	(3,608)	-
Net Cash (Used in) Operating Activities	(4,488)	(5,854)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	500
Proceeds from related party loan	4,408	5,774

Net Cash Provided by Financing Activities	4,408	6,274

NET CHANGE IN CASH	(80)	420

Cash balance, beginning of period	500	-

Cash balance, ending of period	420	420

NON-CASH INVESTING AND FINANCING ACITIVIES:

Cash Paid For:

Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements
November 30, 2007 and August 31, 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of TC Power Management Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in TC Power’s Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007, as reported in the Form SB-2, have been omitted.

Note 2. Going Concern

As set forth on the TC Power’s balance sheet, its assets total $420. These funds represent the amount paid by TC Power’s officer/director for his common shares less various operating expenses. This amount does not provide adequate working capital for TC Power to successfully operate its’ business and to service its debt. This raises substantial doubt about its ability to continue as a going concern. Continuation of TC Power as a going concern is dependent upon obtaining additional working capital. Management believes that TC Power will be able to operate for the coming year by obtaining additional loans from Mr. Douglas and from equity funding, via proceeds raised from the offering set forth in this prospectus. However there can be no assurances that management’s plans will be successful.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended November 30, 2007. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. At November 30, 2007, the Company has nominal cash on hand and will be dependent upon raising capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future. Management intends to offer for sale additional common stock, however, there is no assurance that it will be successful in raising funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. In a development stage company, management devotes most of its activities to developing a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On November 27, 2007, the Securities and Exchange Commission issued an order declaring the Company's SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. Thereafter, the Company commenced offering its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. As of the date of filing this Form 10-QSB, the Company's offering remains open.

We are a start-up stage corporation and have not commenced operations nor generated or realized any revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until after we complete our offering and thereafter complete publication and distribution of our marketing/promotional material and attract clientele. Consequently, we will need to raise cash from sources other than operations. Our only other source of cash at this time is investments by others in our company and loans from our officers/directors. We must raise cash to implement our business plan and commence operations.

Even if we raise the maximum amount of money in our offering, we are not certain as to how long the money raised will satisfy our needs. However, we do believe that funds raised will last for at least 10 to 12 months. We do not expect to begin operations until after we have completed our offering. We believe that we will be able to raise enough money through our offering to commence operations but we cannot guarantee that, once operations commence, we will remain in business. Should our cash requirements exceed our revenues, if any, then we will have to raise additional funds in order to continue operations of our business. Thus, it is possible that we will need to raise additional funds during the next twelve months otherwise our business may fail. Presently, we have not made any arrangements to raise additional cash, other than through our initial offering.

If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we raise the maximum amount of funds through our offering, then we believe that the funds will allow us to operate for approximately 10 to 12 months. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

The following plan of operation should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Assuming we raise the maximum amount in our initial public offering (i.e., $200,000), then we believe that we can satisfy our cash requirements during the next 10 to 12 months. During the next 10 to 12 months, we anticipate securing clients under contract with the Company for the purpose of providing consulting services in the energy industry. We do not expect to conduct product research and/or development; purchase or sell plant or significant equipment; nor significantly change the number of our employees during the next 12 months. Upon completion of our public offering, our specific goals are to provide consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. More specifically, we intend for our services to include: (1) assessing the current condition of the energy market with regard to supply and demand and forecasting future energy needs for our client’s customer base; and (2) based on our assessment, working with clients to develop and implement strategic planning. Our services will assist clients with meeting current and future energy generation needs in an economical, efficient, and profitable manner.

We intend to accomplish the foregoing through the following milestones:

1.            Complete our public offering. We believe that we will raise sufficient capital necessary to commence operations. We anticipate that this could take up to 180 days from November 27, 2007, the date that the Securities and Exchange Commission declared our registration statement effective. We will not begin operations until after we have closed this offering. We intend to give full effort in raising the maximum amount in our initial public offering.

2.            After completing our offering, we expect to complete development of our website within 90 days and completion and commencement of implementation of our marketing/promotional strategy.

3.            Our business strategy involves concentrating on providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. More specifically, we intend for our services to include: (1) assessing the current condition of the energy market with regard to supply and demand and forecasting future energy needs for our client's customer base; and (2) based on our assessment, working with clients to develop and implement strategic planning. Our services will assist clients with meeting current and future energy generation needs in an economical, efficient, and profitable manner.

We believe that success in our industry is primarily determined by skills, knowledge and experience related to the energy industry in general. In particular, success will be determined by the ability to accurately assess current energy needs, assess future energy needs and sources, develop and implement plans to meet those needs, and access to funds for the purpose of operating the business.

We are a development stage company comprised of a sole officer/director. Our officer/director, Mr. Douglas, has a certain degree of knowledge and experience related to electrical and natural gas energy generation, employee management and training, and business. We believe that this knowledge and experience, together with is contacts in the energy industry, provide Mr. Douglas with the background and qualifications required to attract clientele and, in doing so, generate revenue for the company. Mr. Douglas has been directly involved, in one or more capacities, in the energy industry since 1990.

However, despite the background of Mr. Douglas, there is no assurance that the company will be able to establish its' own niche and thereafter maintain a competitive position against current and future competitors, especially those who have longer operating histories, more experienced management, stronger marketing resources, and/or more contacts within the energy industry. In addition, our competitors likely have more financial resources than us as we do not have funds required to commence operations of our business and there is no guarantee that we will ever have funds that will allow us to commence operations.

Mr. Douglas will be primarily responsible for attracting clientele, assessing client energy needs, developing and implanting strategic plans on behalf of clientele, and overseeing the company's business concerns. The company expects to generate revenue through fees earned from consulting work rendered to clientele. As of the date of filing this Form 10-QSB, we have not commenced with provision of any consulting services nor have we secured any clientele under contract to the Company.

4.            Initially, because of Mr. Douglas' knowledge of Caribbean countries, our target market will include private and public energy companies located in Caribbean countries.

            We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. If new government regulations, laws, or licensing requirements are passed in any jurisdiction that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer. For example, if we were required to obtain a government issued license for the purpose of providing consulting services, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future in countries with a democratic political system, that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

5.            Initially, Mr. Douglas will promote our services. He will discuss our services with his contacts in the energy industry. We anticipate utilizing several other marketing activities in our attempt to make our services known to those operating in the energy industry and to attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; participation at industry events; advertising; promotion of our web site; and industry analyst relations.

6.            As of the date of this Form 10-QSB, we cannot state with certainty precisely the number of clients we expect to represent. As of the date of this Form 10-QSB, the company has not entered into any agreements with any clientele. If and when clientele agree to be represented by us, then our fees would be derived from consulting services. A fixed fee would be charged to clients. The fee amount would depend on the type of work undertaken and the scope of engagement, i.e., specific work undertaken, complexity, and timeline for completion. If we are not able to attract clientele to utilize our services and, consequently, do not generate revenue, then we will have to suspend or cease operations. If we cease operations, then we do not know what we will do and we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues. We cannot guarantee that we will be successful in our business operations. Nor can we guarantee that we will even commence business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to inflated expenditures. To become profitable and competitive, we have to attract a sufficient number of clientele who are willing to retain the services of the Company.

From Inception on February 13, 2007 to November 30, 2007

During the period that we incorporated the company, retained an attorney and an auditor for the purpose of preparing our Registration Statement, and we developed a business plan. We have registered the domain name www.tcpowercorp.com but have not completed development of this web site. Our loss since the date of inception to November 30, 2007, is $5,854. This sum has been applied primarily to company registration, audit fees, legal fees, and general administrative costs. Our liabilities are $5,774 (i.e., accrued liabilities and loans advanced to the Company from our director). We have not started our proposed business operations and do not expect to do so until after we have completed our offering. We expect to begin operations after completion of our offering.

Since inception, we have issued 5,000,000 shares of common stock to our one officer/director for a total of $500.

On November 27, 2007, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.
As of November 30, 2007, our total assets were $420 in cash and our total liabilities were $5,774, which is comprised of accrued liabilities and loans advanced to the Company from Gordon Douglas, our sole officer/director for the purpose of paying the cost of company registration, accounting fees, legal fees, filing fees, courier fees, and registering our domain name.
Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b) Exhibits

31 - Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TC POWER MANAGEMENT CORP.

January 17, 2008	By:	/s/ Gordon W. Douglas
Gordon W. Douglas
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors