Form 10QSB/A
period 2007-11-30
TC Power Management Corp.
filed 2008-01-28
CIK 1399095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB, Amendement No. 1

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

 EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-QSB, originally filed with the Securities and Exchange Commission on January 18, 2008, solely for the purpose of correcting a clerical error, namely, in the balance sheet, the total liabilities and stockholders’ deficit should have been 420 and not 450.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC POWER MANAGEMENT CORP.
(A Development Stage Company
Balance Sheet
November 30, 2007

ASSETS

CURRENT ASSETS

Cash	$420

Total Current Assets	420

TOTAL ASSETS	$420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Related party loan payable	$5,774

Total Current Liabilities	5,774

Total Liabilities	5,774

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, authorized 100,000,000 shares; 5,000,000 shares issued and outstanding	5,000
Additional paid in capital (deficit)	(4,500)
Deficit accumulated during the development stage	(5,854)

Total Stockholders’ Deficit	(5,354)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$420

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

TC POWER MANAGEMENT CORP.

January 23, 2008	By:	/s/ Gordon W. Douglas
Gordon W. Douglas
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors