Form 10QSB
period 2008-02-29
TC Power Management Corp.
filed 2008-04-14
CIK 1399095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

           OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 333-147365

TC POWER MANAGEMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

------------
(IRS Employer Identification Number)

PO Box 132
Providenciales, Turks and Caicos Islands
 (Address of principal executive offices)

(649) 231-6559
(Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  April 14, 2008: 5,778,350 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes ☐      No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	February 29, 2008	August 31, 2007

CURRENT ASSETS

Cash	$76,930	$500

TOTAL ASSETS	$76,930	$500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$3,608
Accrued Expense	664	-
Related party loan payable	11,704	1,366

Total Liabilities	12,368	4,974

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, authorized 100,000,000 shares; 5,778,350 and 5,000,000
shares issued and outstanding	5,778	5,000
Additional paid in capital (deficit)	72,557	(4,500)
Deficit accumulated during the development stage	(13,773)	(4,974)

Total Stockholder's Deficit	64,562	(4,474)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,930	$500

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Expenses
Three and Six Months Ended February 29, 2008 and Period from
February 13, 2007, (Inception) through February 28, 2007 and February 29, 2008
(Unaudited)

	3 months ended	6 months ended	Inception to	Inception to
	29-Feb-08	29-Feb-08	28-Feb-07	29-Feb-08

OPERATING EXPENSES
General and administrative	$7,255	$8,135	$-	$13,109

OPERATING LOSS	(7,255)	(8,135)	-	(13,109)

OTHER EXPENSE	(664)	(664)	-	(664)

NET LOSS	$(7,919)	$(8,799)	$-	$(13,773)

BASIC AND FULLY DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$-	n/a

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,113,692	5,055,904	5,000,000	n/a

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Cash Flows
Six Months Ended February 29, 2008 and Period from
February 13, 2007, (Inception) through February 28, 2007 and February 29, 2008
(Unaudited)

	6 months ended	Inception to	Inception to
	29-Feb-08	28-Feb-07	29-Feb-08

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(8,799)	$-	$(13,773)
Adjustments to reconcile net loss to net cash
used in operating activities:
Contribution of imputed interest on
related party loan payable	664	-	664
Changes in operating assets and liabilities:
Accounts payable	(3,608)	-	-

Net Cash (Used in) Operating Activities	(11,743)	-	(13,109)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	77,835	500	78,335
Proceeds from related party loan	10,338	-	11,704

Net Cash Provided by Financing Activities	88,173	500	90,039

NET CHANGE IN CASH	76,430	500	76,930

Cash balance, beginning of period	500	-	-

Cash balance, ending of period	$76,930	$500	$76,930

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, TC Power incurred net losses since inception and has not yet generated any revenue.  These conditions raise substantial doubt as to TC Power’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common stock.  The financial statements do not include any adjustments that might be necessary if TC Power is unable to continue as a going concern.

NOTE 3 – COMMON STOCK

In the quarter ending February 29, 2008, TC Power sold 778,350 shares of common stock for $77,835 of cash.  As of February 29, 2008, TC Power’s initial public offering remains open and TC Power has not as yet issued the common shares in consideration for subscription funds received. TC Power does expect to issue common shares in consideration for subscription funds received subsequent to closing of the initial public offering.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended February 29, 2008. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. At February 29, 2008, the Company has $76,930 cash on hand which was raised through its’ initial public offering and the sale of stock. At February 29, 2008, the Company has not closed its initial public offering.

The Company will be dependent upon raising capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future. Management intends to offer for sale additional common stock, however, there is no assurance that it will be successful in raising funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. In a development stage company, management devotes most of its activities to developing a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

From Inception on February 13, 2007 to February 29, 2008

During the period that we incorporated the company, retained an attorney and an auditor for the purpose of preparing our Registration Statement, and we developed a business plan. We have registered the domain name www.tcpowercorp.com but have not completed development of this web site. Our loss since the date of inception to February 29, 2008, is $13,773. This sum has been applied primarily to company registration, audit fees, legal fees, and general administrative costs. Our liabilities are $12,368 (i.e., accrued liabilities and loans advanced to the Company from our director). We have not started our proposed business operations and do not expect to do so until after we have completed our offering. We expect to begin operations after completion of our offering.

Since inception, we have issued 5,000,000 shares of common stock to our one officer/director for a total of $500.

On November 27, 2007, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

Subsequent to November 27, 2007, we commenced with our initial public offering. As of February 29, 2008 we received subscription funds in the amount of $77,835 for 778,350 shares of common stock to be issued.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.
As of February 29, 2008, our total assets were $76,930 in cash and our total liabilities were $12,368, which is comprised of accrued liabilities and loans advanced to the Company from Gordon Douglas, our sole officer/director for the purpose of paying the cost of company registration, accounting fees, legal fees, filing fees, courier fees, and registering our domain name.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 due to the of the  lack of segregation of duties in financial reporting, as all our accounting functions are performed by one person with no additional internal oversight, as our company does not have an audit committee.  This is due to the company’s lack of working capital to hire additional staff.  To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

TC POWER MANAGEMENT CORP. (Registrant)

Date: April 14, 2008	By:	/s/ Gordon W. Douglas
Gordon W. Douglas
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer
and a member of the Board of Directors