Form 10QSB
period 2008-05-31
TC Power Management Corp.
filed 2008-07-15
CIK 1399095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 000-53232

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  July 15, 2008: 6,120,850 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes ☐      No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	May 31, 2008	August 31, 2007
ASSETS

CURRENT ASSETS

Cash	$81,240	$500

TOTAL ASSETS	$81,240	$500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$-	$3,608
Accrued Expense	766	-
Related party loan payable	11,704	1,366

Total Liabilities	12,470	4,974

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, authorized 100,000,000
shares; 6,120,850 and 6,120,850 shares issued and outstanding	6,121	5,000
Additional paid in capital (deficit)	106,464	(4,500)
Deficit accumulated during the development stage	(43,815)	(4,974)

Total Stockholders’ Equity (Deficit)	68,770	(4,474)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,240	$500
EQUITY (DEFICIT)

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Expenses
Three and Nine Months Ended May 31, 2008 and Period from
February 13, 2007, (Inception) through May 31, 2007, and May 31, 2008
(Unaudited)

	3 months ended	9 months ended	Inception to	Inception to
	31-May-08	31-May-08	31-May-07	31-May-08

OPERATING EXPENSES
General and administrative	$29,940	$38,075	$-	$43,049

OPERATING LOSS	(29,940)	(38,075)	-	(43,049)

INTEREST EXPENSE	(102)	(766)	-	(766)

NET LOSS	$(30,042)	$(38,841)	$-	$(43,815)

BASIC AND FULLY DILUTED
LOSS PER SHARE	$(0.01)	$(0.01)	$-	n/a

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,872,443	5,508,486	5,000,000	n/a

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Cash Flows
Nine Months Ended May 31, 2008 and Period from
February 13, 2007, (Inception) through May 31, 2007 and May 31, 2008
(Unaudited)

	9 months ended	Inception to	Inception to
	31-May-08	31-May-07	31-May-08

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(38,841)	$-	$(43,815)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest on related party
loan payable	766	-	766
Changes in operating assets and liabilities:
Accounts payable	(3,608)	-	-

Net Cash (Used in) Operating Activities	(41,683)	-	(43,049)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	112,085	500	112,585
Proceeds from related party loan	10,338	-	11,704

Net Cash Provided by Financing Activities	122,423	500	124,289

NET CHANGE IN CASH	80,740	500	81,240

Cash balance, beginning of period	500	-	-

Cash balance, ending of period	$81,240	$500	$81,240

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	-	-	-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, TC Power incurred net losses since inception and has not yet generated any revenue. The Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs. These conditions raise substantial doubt as to TC Power’s ability to continue as a going concern.

The Company's current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations. If the Company is not successful in the start up of business operations which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully commence and implement its planned operations, consequently generate revenue, and eventually attain profitable operations. The accompanying unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – COMMON STOCK

In the quarter ending May 31, 2008, TC Power closed its initial offering of common stock and sold 1,120,850 shares of common stock for $112,085 of cash.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended May 31, 2008. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. At May 31, 2008, the Company has $81,240 cash on hand which was raised through its initial public offering and the sale of stock.

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

On November 27, 2007, the Securities and Exchange Commission issued an order declaring the Company's SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. Thereafter, the Company commenced offering its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. The Company sold 1,120,850 shares of common stock for $112,085 of cash and issued common shares in consideration for subscription funds received. The Company closed its initial public offering on April 16, 2008.

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

We are not certain as to how long the money raised will satisfy our needs. However, we do believe that funds raised will last for at least 6 to 9 months. We believe that we have raised enough money through our offering to commence operations but we cannot guarantee that, once operations commence, we will remain in business. Should our cash requirements exceed our revenues, if any, then we will have to raise additional funds in order to continue operations of our business. Thus, it is possible that we will need to raise additional funds during the next twelve months otherwise our business may fail. Presently, we have not made any arrangements to raise additional cash, other than through our initial offering.

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

Based on funds raised in our initial offering, we believe that we can satisfy our cash requirements during the next 6 to 9 months. During the next 6 to 9 months, we anticipate securing clients under contract with the Company for the purpose of providing consulting services in the energy industry. We do not expect to conduct product research and/or development; purchase or sell plant or significant equipment; nor significantly change the number of our employees during the next 12 months. Our specific goals are to provide consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. More specifically, we intend for our services to include: (1) assessing the current condition of the energy market with regard to supply and demand and forecasting future energy needs for our client’s customer base; and (2) based on our assessment, working with clients to develop and implement strategic planning. Our services will assist clients with meeting current and future energy generation needs in an economical, efficient, and profitable manner.

We intend to accomplish the foregoing through the following milestones:

1.           We expect to complete development of our website within 90 days and completion and commencement of implementation of our marketing/promotional strategy.

2.           Our business strategy involves concentrating on providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. More specifically, we intend for our services to include: (1) assessing the current condition of the energy market with regard to supply and demand and forecasting future energy needs for our client's customer base; and (2) based on our assessment, working with clients to develop and implement strategic planning. Our services will assist clients with meeting current and future energy generation needs in an economical, efficient, and profitable manner.

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

3.           Initially, because of Mr. Douglas' knowledge of Caribbean countries, our target market will include private and public energy companies located in Caribbean countries.

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

4.           Initially, Mr. Douglas will promote our services. He will discuss our services with his contacts in the energy industry. We anticipate utilizing several other marketing activities in our attempt to make our services known to those operating in the energy industry and to attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; participation at industry events; advertising; promotion of our web site; and industry analyst relations.

5.           As of the date of this Form 10-QSB, we cannot state with certainty precisely the number of clients we expect to represent. As of the date of this Form 10-QSB, the company has not entered into any agreements with any clientele. If and when clientele agree to be represented by us, then our fees would be derived from consulting services. A fixed fee would be charged to clients. The fee amount would depend on the type of work undertaken and the scope of engagement, i.e., specific work undertaken, complexity, and timeline for completion. If we are not able to attract clientele to utilize our services and, consequently, do not generate revenue, then we will have to suspend or cease operations. If we cease operations, then we do not know what we will do and we do not have any plans to do anything else.

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

From Inception on February 13, 2007 to May 31, 2008

During the period that we incorporated the company, we retained an attorney and an auditor for the purpose of preparing our Registration Statement, and we developed a business plan. We have registered the domain name www.tcpowercorp.com but have not completed development of this web site. Our loss since the date of inception to May 31, 2008, is $43,815. This sum has been applied primarily to company registration, audit fees, legal fees, and general administrative costs. Our liabilities are $12,470 (i.e., accrued liabilities and loans advanced to the Company from our director). We have not started our proposed business operations. We expect to begin operations after completion of our offering.

Since inception, we have issued 5,000,000 shares of common stock to our one officer/director for a total of $500.

On November 27, 2007, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

Subsequent to November 27, 2007, we commenced with our initial public offering. Our initial offering was closed on April 16, 2008. We sold 1,120,850 shares of common stock for $112,085 of cash and issued common shares in consideration for subscription funds received.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. As of May 31, 2008, our total assets were $81,240 in cash and our total liabilities were $12,470, which is comprised of accrued liabilities and loans advanced to the Company from Gordon Douglas, our sole officer/director for the purpose of paying the cost of company registration, accounting fees, legal fees, filing fees, courier fees, and registering our domain name.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2008 due to the of the  lack of segregation of duties in financial reporting, as all our accounting functions are performed by one person with no additional internal oversight, as our company does not have an audit committee.  This is due to the company’s lack of working capital to hire additional staff.  To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

TC POWER MANAGEMENT CORP. (Registrant)

Date: July 15, 2008	By:	/s/ Gordon W. Douglas
Gordon W. Douglas
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer,
and a member of the Board of Directors