Form 10KSB
period 2008-08-31
TC Power Management Corp.
filed 2008-12-05
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2008

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53232

TC POWER MANAGEMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

------------
(IRS Employer Identification Number)

PO Box 132
Providenciales, Turks and Caicos Islands
 (Address of principal executive offices)

(649) 231-6559
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]   NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [X]   NO [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 4, 2008: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 4, 2008: 6,120,850 shares of common stock.

Transitional Small Business Disclosure format (check one):   [  ] YES  [ x ]  NO

TABLE OF CONTENTS

                                      Page

       PART I

PART 1

ITEM 1.                         BUSINESS

General

The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. We maintain our statutory registered agent's office at 8275 South Eastern Avenue, Suite 200-47, Las Vegas, Nevada, 89123. Our administrative office is located at PO Box 132, Providenciales, Turks & Caicos Islands. Our telephone number is (649) 231-6559. This is the home office of our Director, Gordon Douglas. We do not pay any rent to Mr. Douglas and there is no agreement to pay any rent in the future.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not yet begun operations. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

Our Strategy

The Company’s business will concentrate on providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. More specifically, we intend for our services to include: (1) assessing the current condition of the energy market with regard to supply and demand and forecasting future energy needs for our client’s customer base; and (2) based on our assessment, working with clients to develop and implement strategic planning. Our services will assist clients with meeting current and future energy generation needs in an economical, efficient, and profitable manner.

As of the date of this report, we do not have any customers nor have we commenced with provision of any services.

Target Market

Owing to Mr. Douglas’ knowledge of Caribbean countries, our target market will include private and public energy companies located in Caribbean countries.

Regulatory Requirements

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

Marketing

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

Revenue

We anticipate our potential revenue stream to be derived from consulting services. A fixed fee would be charged to clients. The fee amount would depend on the type of work undertaken and the scope of engagement, i.e., specific work undertaken, complexity, and timeline for completion.

Competition

Competition in the energy consulting industry is highly competitive. Many of our competitors have certain advantages over us owing to factors including: greater financial resources, longer operating histories, stronger name recognition, more advanced technical resources, and superior marketing resources. We may not be able to compete successfully against such competitors in selling our services.  Competitive pressures may also force down prices for our services and such price reductions would likely reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues. In the event that we commence operations, we will compete directly with other companies that have developed similar business operations and who market and provide their services to our target clientele. This competition could negatively affect our ability to secure and maintain clientele. An inability to secure and/or maintain clientele would negatively affect our ability to generate revenue. To compete successfully, we intend to rely upon Mr. Douglas’ ability to promote and develop our operations.

Employees

Mr. Douglas is currently working approximately 10 hours per week on behalf of the Company. As required, Mr. Douglas will devote additional time. Currently, we do not have any employees and Mr. Douglas does not have an employment agreement with us. We expect that additional personnel will be hired if demand for our services increases. Because Mr. Douglas is presently devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Douglas. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our officer and director. We intend to hire additional employees on an as needed basis.

Offices

Our administrative offices are currently located at PO Box 132, Providenciales, Turks and Caicos Islands. Our telephone number is (649) 231-6559. This is the home office of our Director, Gordon Douglas. We do not pay any rent to Mr. Douglas and there is no agreement to pay any rent in the future. As required by the development of Company operations, we expect to establish an office elsewhere in the future. As of the date of this report, we have not sought or selected a new office site.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and/or services.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because we anticipate that our our consultation services will be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Presently, we are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our services and products.

 Risks associated with TC POWER MANAGEMENT CORP.

1.           We have no operating history. We expect to incur losses for the foreseeable future. We will go out of business if we fail to generate sufficient revenue.

We do no have any operating history. We were founded on February 13, 2007, and from the date of inception to August 31, 2008, we had a net loss of $61,944. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to:

- Implementing our business model;
- Leasing/purchasing equipment;
- Developing and marketing our services;
- Developing and maintaining our website; and
- Securing and retaining clientele.

2.           If sufficient funds are not available, then we may not be able to develop a customer base, fund our operations, and/or respond to competitive pressures.

Our business may fail if we do not have sufficient funds to enable us to do one or more of the following: attract clientele to retain the services of our Company; fund our administrative and corporate expenses; or respond to competitive pressures such as a competitor business attempting to secure a client under contract. If our competitor makes a more attractive financial offer to the client, then we may not be able to secure the client under contract. Failure to secure a client under contract to the Company represents a loss of potential revenue.

Currently, we do not have any commitments for additional financing. If additional financing were required, we cannot be certain that it would be available when and to the extent needed. As well, even if financing were available, we cannot be certain that it would be available on acceptable terms.

3.    Our services have not been retained by any clients.

We are in the development stage of our business. As of the date of this filing, no one has retained our services. Our president, Gordon Douglas, has been involved, in various capacities, in the energy industry for the past  fifteen years.  Mr. Douglas will be responsible for securing clientele under agreement to the Company. However, there is no assurance or guarantee that Mr. Douglas will be able to do so. Currently, efforts to attract clients to the Company have been limited to Mr. Douglas discussing the Company's plans with his personal contacts in the energy industry. If the Company does not secure any clients under contract, then we will not generate any revenue. If we do not generate any revenue, then our business will fail and you will lose your entire investment.

4.    Consulting services provided to private and public entities in the energy industry is a highly competitive business.  Compared to our competitors, we do not have the attributes necessary to compete favorably nor do we have sufficient resources to effectively market our services.  Insufficient attributes and/or insufficient marketing could negatively affect our ability to generate revenue.

Competition in consulting services provided to power generating entities is highly competitive and we may not have sufficient attributes or resources to generate revenue. To compete effectively, we believe that the following attributes are essential: management skills and experience; knowledge of the energy industry; marketing; and access to funds for the purpose of operating the business. With regard to these attributes, we do not compare favorably to our competitors. Specifically, our officer/director does not have formal training or experience in marketing or operating a public company. Our officer/director, Mr. Douglas, does have fifteen years of experience working in the energy industry, and a certain degree of knowledge of, and personal contacts within, the energy industry. However, competing companies are operated by one or more individuals with more years of experience than Mr. Douglas, offer a more diverse range of services, and have a broader base of contacts within the energy industry.

There is no guarantee that we will be able to generate revenues and remain in business for any certain period of time. There is no assurance that the Company will be able to establish its own niche and thereafter maintain a competitive position against current and future competitors, especially those who have longer operating histories, more experienced management, stronger marketing resources, and/or more contacts within the energy industry. If we do not have sufficient funds, our marketing ability and our ability to compete successfully against competitors will be hindered. Competitive pressures may force down prices for our services and such price reductions would reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues.

5.    Our secretary, treasurer, and director, Mr. Douglas, currently owns 82% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Mr. Douglas will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the Company's operations.

Our sole officer and director, Mr. Douglas, beneficially owns 82% of our outstanding common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Note, however, that Mr. Douglas is not party to any voting agreement with any other individual or entity. Consequently, Mr. Douglas will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the Company's operations. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Notably, shareholders will not have sufficient votes to cause the removal of Mr. Douglas in his capacity as officer or director. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares owned by the number of directors to be elected. The resulting number equals the total votes that a shareholder may cast for all of the directors. Those votes may be allocated in any manner to the directors being elected. Where cumulative voting is not allowed for, shareholders are not permitted to multiply the number of shares owned by the number of directors to be elected. Thus, the number of votes accorded to each shareholder is not increased. Consequently, minority shareholders will not be in a position to elect a director. Rather, directors will be elected on the basis of votes cast by the majority shareholders. And, as explained above, the majority shareholder prior to, and following, the closing date of the offering detailed in this prospectus will be Mr. Douglas who will be the only individual in a position to elect directors. The minority shareholders will not have any control of the Company and may not even be able to sell their shares if a market for such shares does not develop or is not maintained.

Risks associated with TC POWER MANAGEMENT CORP. (continued)

6.           Service of process against the Company's director/officer may be difficult. If legal process cannot be effected, then the director/officer cannot be made a party to a lawsuit.

We are incorporated in the State of Nevada and maintain our registered office in Las Vegas, Nevada. Our registered office is authorized to accept service of all legal process upon the Company. Our head office is located in Providenciales, Turks and Caicos Islands. Mr. Douglas, our director, president, chief executive officer, chief financial officer, principal accounting officer, treasurer, and secretary, is a resident of Turks and Caicos Islands. Though it is possible, it may be difficult for a resident of a country other than Turks and Caicos Islands to serve Mr. Douglas with service of process or other documentation. If service of process cannot be made against Mr. Douglas, then they cannot be made a party to a lawsuit. Similarly, though it is possible, it may be difficult for a resident of a country other than Turks and Caicos Islands to obtain an attachment order with regard to those assets owned by the Company that are situated in Turks and Caicos Islands. Even if an attachment order, or any other type of court order is obtained, though it is possible, it may be difficult to enforce any such order either in Turks and Caicos Islands or, if possible, to enforce such order in the jurisdiction where the plaintiff resides.

7.          We have no employees and are significantly dependent upon our sole officer to develop our business. If we lose our officer or if our officer does not adequately develop our business, then we will go out of business.

At the outset, our success will depend entirely on the ability of Mr. Douglas. We do not carry a “key person” life insurance policy on Mr. Douglas. The loss of Mr. Douglas would devastate our business.  However, Mr. Douglas does not have any current plans to leave the Company. Although Mr. Douglas has several years of work experience in the energy industry and believes that he will be able to attract clientele to the Company, his business experience is limited and neither he nor the Company can guarantee that any clients will retain the services of the Company. Mr. Douglas does not have expertise in the area of website development or information technology thus we will rely upon the expertise of outside consultants to assist us with these matters. We currently have no employees and do not have employment agreements with Mr. Douglas. We rely almost exclusively upon our officer to meet our needs. Mr. Douglas, our director, president, chief executive officer, chief financial officer, principal accounting officer, treasurer, and secretary, is engaged in work outside of the Company. This work limits the amount of time that he may devote to company matters. Initially, it is anticipated that Mr. Douglas will devote approximately 10 hours per week to the Company with additional time being devoted to the Company once business operations are commenced. Mr. Douglas’ primary responsibilities with the Company will include client development and business and administration matters.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

8.          Trading of our common stock may be restricted by the SEC’s penny stock regulations which may limit the development of a liquid public market for our common stock and may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price, as defined, being less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we develop a public market for our shares, then our shares would be covered by the penny stock rules. These penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. These additional requirements may have the effect of limiting the development of a public trading market thereby reducing the level of trading activity in the secondary market for stock that is subject to these penny stock rules. Consequently, these penny stock rules may negatively affect our ability to develop a public trading market for our common stock and may negatively affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules discourage investor interest in, and may limit the marketability of, our common stock.

9.          There does not exist a liquid secondary market for our common stock therefore you may not be able to sell your common stock.

There is not currently a liquid secondary trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to sell your common stock. If you do want to sell your common stock, then you will be responsible for locating a buyer and finalizing terms of sale.

10.        The United States Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in shares that are penny stocks.

The United States Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in shares of stock that are penny stocks. As a result, some brokers may be unwilling to trade shares that are penny stocks. This means that you may have difficulty reselling your common stock and this may cause the price of the common stock to decline. Our common stock would be classified as penny stocks and are covered by Section 15(G) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from selling your shares and may cause the price of the shares to decline.

11.        Due to the lack of a market for our shares, our share price will be more volatile. Also, our stock is held by a smaller number of investors thus reducing the liquidity of our stock and the likelihood that any active trading market will develop.

There does not exist a market for our common stock and we cannot assure you that any market will ever be developed or maintained. Currently, our stock is listed on the Over-The-Counter-Bulletin-Board (OTCBB) under the trading symbol TCPM. As of the date of this report, our stock has not traded on the OTCBB. We cannot provide any assurance that our stock will ever trade on the OTCBB. The fact that most of our stock is held by a small number of investors further reduces the liquidity of our stock and the likelihood that any active trading market will develop. The market for our common stock, if any, is likely to be volatile and many factors may affect the market. These include, for example: our success, or lack of success, in marketing our services; developing our client base; competition; government regulations; and fluctuating operating results.

12.         Sales of common stock by Mr. Douglas may cause the market price for the common stock to decrease.

A total of 5,000,000 shares of common stock were issued to Mr. Douglas in consideration for cash payment. Mr. Douglas is likely to sell a portion of his common stock if the market price increases above $0.10. If he does sell his common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Mr. Douglas are "restricted" securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

ITEM 2.             DESCRIPTION OF PROPERTY

We do not own any real estate or other tangible property.  Our principal office is located at PO Box 132, Providenciales, Turks and Caicos Islands, British West Indies, telephone (649) 231-6559, and is owned by Mr. Douglas, our president. We do not own nor lease our office space. Mr. Douglas has verbally agreed to allow us to use our office without charge until such time that we decide to obtain other office space. No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees. Should we require such additional space, we are likely to incur rental payments. We can only estimate at this time that such payments would be approximately $1,200 per month.

ITEM 3.             LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ending 2008, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.             MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

In October 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “TCPM”. As of December 4, 2008, no shares of our common stock have traded.

Reports to Security Holders

We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Common Stock

We have 100,000,000 shares of $.001 par value common stock authorized, of which 6,120,850 shares are issued and outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 53 holders of record for our common stock. One of our record holders is Mr. Douglas, our director, secretary, treasurer, who holds 5,000,000 restricted shares or 82% of our issued common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds of Registered Securities

The Company sold 1,120,850 shares of common stock for $112,085 of cash and issued common shares in consideration for subscription funds received during the fiscal year ended August 31, 2008. These proceeds were used for working capital.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

Since inception, we sold 5,000,000 shares of common stock to our officer and director for $500 in cash. These shares were sold in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Section 15(g) of the Securities Exchange Act of 1934

Our Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Penny Stock Regulation

Trading of our securities is possible on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly, we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.             PLAN OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

We did not raise the maximum amount of cash from our initial offering. As a result, we will limit the amount of money devoted to developing our website; reduce our marketing and advertising budget; decrease the amount allocated to purchasing and/or leasing equipment and furniture; possibly eliminate plans to hire an employee; and attend fewer industry conferences. Our only source for cash at this time is investments by others in our Company.

Mr. Douglas is responsible for our managerial and organizational structure that will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Plan of Operation

We raised $112,085 in our public offering.  As a result, we believe we can satisfy our cash requirements during the next 6 to 9 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further, we do not expect significant changes in the number of employees. Our specific goal is to profitably sell our services and products. We intend to accomplish the foregoing through the following milestones:

1.         We intend to commence development of our website. Cost of development would be financed through proceeds raised from our offering. The costs would be paid to the website production company that undertakes the work on our behalf. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations.

2.         We intend to finalize our marketing plans. We expect that our marketing literature will focus on the benefits to be obtained from using our services. In order of priority, our marketing efforts will be directed toward the following activities: development and distribution of marketing literature; promotion of our website including arranging for website listings and industry analyst relations. We expect that any costs incurred that are directly attributed to establishing and maintaining operations with industry analysts would be related to travel and communication; advertising, which will include direct mail and email promotion; and attendance and participation at industry events. The costs of implementing our marketing plans would be financed from net proceeds raised in our offering. The amount of funds allocated for marketing activity is limited by the amount of funds raised in our offering. Less funds available for marketing activity could negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected. Marketing is an ongoing matter that will continue during the life of our operations.

3.         We intend to acquire equipment needed to begin operations. We do not intend to hire employees at this time. Our officer and director will handle our administrative duties.

If we are unable to negotiate suitable terms with any clients or prospective clients to enable us to attract clients to use our services, then we may have to suspend or cease operations. The services that we intend to offer include providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. As of the date of this filing, we have not secured any clients under contract. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the development stage of our operations and have not generated any revenues. We did not raise the maximum amount of cash from our offering. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our services. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on February 13, 2007 to August 31, 2008

During this period, we incorporated the Company, hired an attorney, hired an auditor, hired a transfer agent and arranged with a market maker to apply for a listing for the Company on the over-the-counter-bulletin-board. We have prepared an internal business plan and our finalizing our marketing plan. We have reserved the domain name " www.tcpowercorp.com" Our loss since inception is $61,944 of which $12,500 is for legal fees, $12,020 for audit fees, and $37,424 for filing fees and general office costs. We have not completed items 1, 2, or 3 of our milestones previously described. Specifically, with reference to item 1, we have not hired a website production company. With reference to item 2, we have not commenced any promotion, marketing, or advertising. With reference to item 3, we have not acquired any equipment.

Since inception, we sold 5,000,000 shares of common stock to our officers and director for $500 in cash. We sold an additional 1,120,850 shares of common stock through our public offering for proceeds of $112,085.

Liquidity and capital resources

To meet our need for cash, we raised funds through our public offering and intend to implement the plan of operation described in paragraphs 1, 2, and 3 above. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our services or purchase our products, we may quickly use up the proceeds from the cash raised from the offering and will need to find alternative sources of financing, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and are not able to raise additional cash, then we will either have to suspend operations until we do raise the cash, or cease operations entirely. We expect the cash raised from our offering to last for a period between 6 to 9 months. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of August 31, 2008 our total assets were $62,345 and our total liabilities were $11,704 comprised of $11,704 owed to Gordon Douglas, our president for payments made to our attorney for fees and for the incorporation of the Company. As of August 31, 2008, we had cash of $62,345. Our current liabilities to Mr. Douglas do not have to be paid at this time but Mr. Douglas may request repayment from the proceeds of this offering. Our related party liabilities consist of money advanced by our president, Mr. Douglas.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

PART III

ITEM 7.             FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
TC POWER MANAGEMENT CORP.
(DEVELOPMENT STAGE COMPANY)
LAS VEGAS, NEVADA

We have audited the accompanying balance sheet of TC Power Management Corp.(a development stage company) as of August 31, 2008 and 2007 and the related statement of expenses, stockholders' equity(deficit), and cash flows for the year ended August 31, 2008, and for the period from inception (February 13, 2007) through August 31, 2008. These financial statements are the responsibility of TC Power's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC Power as of August 31, 2008 and 2007 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that TC Power will continue as a going concern. As discussed in Note 3 to the financial statements, TC Power has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, P.C.
WWW.MALONE-BAILEY.COM
HOUSTON, TX
December 1, 2008

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets

ASSETS

CURRENT ASSETS	August 31
	2008	2007
Cash	$62,345	$500

TOTAL ASSETS	$62,345	$500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$3,608
Related party loan payable	11,704	4,974

Total Liabilities	11,704	4,974

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 100,000,000 shares; 6,120,850 and 5,000,000 shares issued and outstanding, respectively	6,121	5,000
Additional paid in capital (deficit)	106,464	(4,500)
Deficit accumulated during the development stage	(61,944)	(4,474)
Total Stockholders' Equity (Deficit)	50,641	(4,474)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,345	$500

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Expenses

	For the Year Ended August 31,	From Inception on February 13, 2007, Through August 31,
	2008	2007	2008
EXPENSES
General administrative	$56,970	$4,974	$61,944
NET LOSS	$(56,970)	$(4,974)	$(61,944)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	n/a
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,530,562	5,000,000	n/a

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
Period from February 13, 2007 (Inception) through August 31, 2008

				Deficit Accumulated
	Common Stock			During the
	Shares	Amount	Paid-in Capital	Development Stage	Total
Balance, February 13, 2007 (inception)	-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share	5,000,000	5,000	(4,500)	-	500
Net loss for the period ended August 31, 2007	-	-	-	(4,974)	(4,974)
Balance, August 31, 2007	5,000,000	5,000	(4,500)	(4,974)	(4,474)
Common stock issued for cash at $0.001 per share	1,120,850	1,121	110,964	-	112,085
Net loss for the year ended August 31, 2008	-	-	-	(56,970)	(56,970)
Balance, August 31, 2008	6,120,850	$6,121	$106,464	$(61,944)	$50,641

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended August 31,	From Inception on February 13, 2007 through August 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(56,970)	$(4,974)	$(61,944)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(3,608)	3,608	-
Net cash used in operating activities	(60,578)	(1,366)	(61,944)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	112,085	500	112,585
Proceeds from related party loan	10,338	1,366	11,704

Net cash provided by financing activities	122,423	1,866	124,289

NET CHANGE IN CASH	61,845	500	62,345

Cash balance, beginning of period	500	-	-

Cash balance, ending of period	$62,345	$500	$62,345

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Organization

TC Power Management Corp. (the Company) was incorporated in Nevada on February 13, 2007 for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. The Company is in the development stage and has elected August 31 as its fiscal year end.

b.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosers. Accordingly, actual results could differ from those estimates.

c.   Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

d.   Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

e.   Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

f.   Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

g.   Basic Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, "Earning Per Share", by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented the Company has no outstanding equity instruments therefore basic and diluted loss per share are the same.

h.   Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets and liabilities consist of the following components as of August 31:

	2008	2007
Deferred tax assets:

NOL carryover	$9,300	$746
Valuation allowance	(9,300)	(746)

Net deferred tax assets	$-	$-

At August 31, 2008, the Company had net operating loss carryforwards of approximately $62,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the August 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 2 - RELATED PARTY TRANSACTIONS

Common Stock

On February 13, 2008, corporate officer Gordon Douglas acquired all 5,000,000 shares of the Company's outstanding common stock at a price of $0.0001 per share or $500.

Accounts and Notes Payable

As of August 31, 2008 and 2007, the Company had notes payable to an officer totaling $11,704 and $1,366, respectively. The notes are unsecured, bear no interest and are due upon demand.

Commitments

We use the home of Gordon Douglas for our offices on a rent free month to month basis.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses. All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that raise substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company's current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations. If the Company is not successful in the start up of business operations that produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

Management believes that the Company will be able to operate for the coming year by using proceeds raised from an offering of its common stock. However, there can be no assurances that management's plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMON STOCK

In fiscal year 2008, the Company sold 1,120,850 shares of its common stock for cash of $112,085, or $0.10 per share.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.  Our Registered Public Accounting Firm is Malone and Bailey, PC, Certified Public Accountants, 10350 Richmond Avenue, Suite 800, Houston, Texas, 77042.

ITEM 8A.          CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)  Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

Management’s Annual Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8A(T).     CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of August 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

ITEM 8B.          OTHER INFORMATION.

None

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our officer and director will serve until his respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officer and director is set forth below:

Name and Address                             Age                                          Position(s)

Gordon Douglas                                63                                President, Chief Executive
                Officer, Chief Financial Officer,
                   Principal Accounting Officer,
         Secretary, Treasurer, and Director

Mr. Douglas has held his offices/positions since inception of our Company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Gordon Douglas:                                          President, Chief Executive Officer, Chief Financial Officer, Principal Accounting
Officer, Secretary and Treasurer

Since 1998, Mr. Douglas has worked as the Manager of Power Generation and Fleet at Provo Power Company Ltd., a private company based in Providenciales, Turks and Caicos Islands. His responsibilities include: overseeing expansion of power generation and support facilities; developing and implementing operational protocol and employee safety and training programs; developing management skills in suitable candidates; repair, maintenance, and operation of several diesel electrical power generation stations and electrical utility mobile heavy equipment and light vehicles. From 1997 to 1998, Mr. Douglas was the senior power generation consultant for Kaehne Consulting Ltd., a private engineering company based in North Vancouver, British Columbia, Canada. His responsibilities included: undertaking assessments of power plant equipment for the purpose of relocation or sale; part of a team implementing several power plant construction projects; developing and instructing a course in conversion of 3600 series Cat engines from diesel to natural gas for Energy International (Macorp Americas); and, on behalf of Saskatchewan Power, developed a comprehensive plan of action, titled Early Mobilization Report, focused on improvements required for the Guyana Electricity Corporation. From 1993 to 1997, Mr. Douglas was the chief power generation supervisor for Omai Gold Mines Ltd., a subsidiary of Cambior, a Canadian mining company that currently trades on the Toronto Stock Exchange and the American Stock Exchange. His responsibilities included: supervising a 25 megawatt electrical generation expansion; operating and maintaining a 50 megawatt power generation facility and a 150,000 USG/day potable water plant; developing and maintaining operations, repairs, and capital budgets relating to power generation and potable water treatment plants; and developing and supervising employee training programs. From 1990 to 1993, Mr. Douglas worked as supervisor for Snip Operations Gold Mine, located in Bronson Creek, British Columbia, Canada, and a subsidiary of Cominco Metals Ltd. that, during this time, was publicly traded on the Toronto Stock Exchange. His responsibilities included: supervising operations and maintenance for construction of mines, mills, underground mining equipment, surface support equipment, power, heat and water plants and support facilities; and developing and maintaining budgets. From 1975 to 1977, Mr. Douglas completed several Cat engine and Fleck Bros. Industrial courses. In 1978, Mr. Douglas completed a four year apprenticeship in hydraulic mechanics in accordance with Inter-Provincial standards (Canada). In 1992, Mr. Douglas obtained his British Columbia Ministry of Mines Electrical Supervisors Certificate. Mr. Douglas devotes approximately 10 hours per week to TC Power Management Corp. and will devote additional time as required. Mr. Douglas is not an officer or director of any other reporting company.

Audit Committee and Charter

We do not have a separately designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. Our sole director is not deemed independent. Our sole director, Mr. Douglas, also holds positions as an officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. We do not have an audit committee charter.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not commenced operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  Our code of ethics is attached as an exhibit to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that our officers, directors, and principal shareholders have not filed any reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 10.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on February 13, 2007, through August 31, 2008, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

				Annual Compensation		Long Term Compensation
						Awards Securities	Payouts
Names Executive Officer and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compensation (US$)	Under Options/ SARS Granted (#)	Restricted Shares or Restricted Share/Units (US$)	LTIP Payouts (US$)	Other Annual Compensation (US$)
Gordon Douglas President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, stock appreciation rights, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended August 31, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Gordon Douglas, president, chief financial officer, secretary	0	0	0	0	0	0	0	0	0

Compensation of Directors

Our directors do not receive any compensation for serving as a member of the board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address                                                  Beneficial Ownership                                                  Percentage of Outstanding Shares
Beneficial Owner

Gordon Douglas (1)                                        5,000,000                                                82%
P.O. Box 132
Providenciales
Turks & Caicos Islands

(1)         Gordon Douglas is deemed to be a "parent" and "promoter" of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct stock holdings. Mr. Douglas is the only "promoter" of our Company.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2007, we issued a total of 5,000,000 shares of restricted common stock to Gordon Douglas, our president, in consideration of $500 cash.

Mr. Douglas has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of August 31, 2008, Mr. Douglas advanced us $11,704 for our benefit. Mr. Douglas has the right to obtain repayment from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Douglas. The obligation to Mr. Douglas does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Douglas or the repayment of the funds to Mr. Douglas. The entire transaction was verbal.

Our principal office is owned by Mr. Douglas, our president . We do not own nor lease our office space. Mr. Douglas has verbally agreed to allow us to use our office without charge until such time that we decide to obtain other office space. No debt has accrued on account of rent payments owing.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence

Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

PART IV

ITEM 13.           EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file no. 333-147365 filed on November 14, 2007. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.                                          Document Description

3.01                                                Articles of Incorporation.
3.02                                                Certificate of Amendment to
           Articles of Incorporation
3.03                                                Bylaws

The following documents are included herein:

Exhibit No.                                          Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$14,000	Malone and Bailey, PC, Certified Public Accountants
2007	$3,000	Malone and Bailey, PC, Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Malone and Bailey, PC, Certified Public Accountants
2007	$0	Malone and Bailey, PC, Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Malone and Bailey, PC, Certified Public Accountants
2007	$0	Malone and Bailey, PC, Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Malone and Bailey, PC, Certified Public Accountants
2007	$0	Malone and Bailey, PC, Certified Public Accountants

(5)         The percentage of hours expended on the principal accountant' s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was nil.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of December, 2008.

TC POWER MANAGEMENT CORP.

By:	/s/ Gordon Douglas
Gordon Douglas
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Gordon Douglas	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors	December 5, 2008
Gordon Douglas