Form 10-Q
period 2008-11-30
TC Power Management Corp.
filed 2009-01-14
CIK 1399095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

           OR

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  January 14, 2009: 6,120,850 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of TC Power Management Corp. (“TC Power”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in TC Power’s Form 10-KSB filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008 as reported as reported in the Form 10-KSB filing with the SEC have been omitted.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	November 30, 2008	August 31, 2008
CURRENT ASSETS
Cash	$62,315	$62,345

TOTAL ASSETS	$62,315	$62,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30, 2008	August, 31, 2008
CURRENT LIABILITIES
Accounts payable	$3,500	$-
Related party loan payable	11,704	11,704

TOTAL LIABILITIES	15,204	11,704

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 6,120,850 shares issued and outstanding	6,121	6,121
Additional paid-in capital	106,464	106,464
Deficit accumulated during the development stage	(65,474)	(61,944)

Total Stockholders' Equity	47,111	50,641

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,315	$62,345

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Expenses
Three Months Ended November 30, 2008 and 2007 and Period from
February 13, 2007 (Inception) through November 30, 2008
(Unaudited)

	3 months ended November 30, 2008	3 months ended November 30, 2007	Inception to November 30, 2008
OPERATING EXPENSES
General and administrative	3,530	880	65,574

NET LOSS	$(3,530)	$(880)	$(65,474)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,125,850

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Cash Flows
Three Months Ended November 30, 2008 and Period from
February 13, 2007, (Inception) through November 30, 2008
(Unaudited)

	3 months ended November 30, 2008	3 months ended November 30, 2007	Inception to November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,530)	$(880)	$(65,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable	3,500	(3,608)	3,500
Net Cash Used in Operating Activities	(30)	(4,488)	(61,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	112, 585
Proceeds from related party loan	-	4,408	11,704

Net Cash Provided by Financing Activities	-	4,408	124,289

NET CHANGE IN CASH	(30)	(80)	62,315

Cash balance, beginning of period	62,345	500	-

Cash balance, ending of period	$62,315	$420	$62,315

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements
November 30, 2008 and August 31, 2008
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of TC Power Management Corp. (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

NOTE 2 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of November 30, 2008, the Company had a note payable to an officer totaling $11,704. The note is unsecured, bears no interest and is due upon demand.

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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended November 30, 2008. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In their report letter dated December 1, 2008, our auditors issued a going concern opinion. This means that our auditors believed there was substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

To date, the Company has not generated any revenues. At November 30, 2008, the Company had $62,315 in cash and $15,204 in liabilities. In the event that the Company proceeds with implementing its planned activities, we anticipate that cash reserves will be exhausted within approximately three to six months if sufficient revenue is not generated during this time. For the Company to remain in business for more than three to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

Financial Condition, Liquidity and Capital Resources

Since inception on February 13, 2007, the purpose of our Company has been to provide consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions.  Our principal capital resources have been acquired through issuance of common stock.

On November 27, 2007, the Securities and Exchange Commission issued an order declaring the Company's SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On April 16, 2008, we completed our public offering by raising $112,085. We sold 1,120,850 shares of our common stock at an offering price of ten cents per share.

On October 14, 2008, subsequent to submission of information pursuant to NASD Rule 6640 and Rule 15c2-11 under the Securities Exchange Act of 1934, we received approval from the Financial Industry Regulatory Authority for an unpriced quotation of our common stock on the OTC Bulletin Board and Pink Sheets. We were assigned the ticker symbol TCPM.

At November 30, 2008, we had positive working capital of $ 47,111 compared to positive working capital of $50,641 at August 31, 2008. This decrease in working capital is the result of payment of administrative fees.

At November 30, 2008, our Company had total assets of $62,315 consisting of cash, which compares with our Company's total assets at August 31, 2008, of $62,345 consisting of cash. This change is the result of payment of bank fees.

At November 30, 2008, our Company's total liabilities were $15,204 consisting of a related party note payable of $11,704 and $3,500 due to a third party. Our total liabilities at August 31, 2008, were $11,704 consisting of a related party note payable.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves. If possible, although there is no assurance or guarantee, the Company may receive funds from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

For The Three Months Ended November 30, 2008 Compared to The Three Months Ended November 30, 2007.

Our Company posted a loss of $3,530 for the three months ending November 30, 2008. The loss was the result of audit fees and bank fees. Operating expenses for the three months ending November 30, 2008, were $3,530, compared to operating expenses of $880 for the three months ending November 30, 2007.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended November 30, 2008.

Changes in internal control over financial reporting

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b) Exhibits

31.1 - Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TC POWER MANAGEMENT CORP.

January 14, 2009	By:	/s/ Gordon W. Douglas
Gordon W. Douglas
President, Chief Executive Officer, and a member of the Board of Directors

January 14, 2009	By:	/s/ Nigel Johnson
Nigel Johnson
Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer