Form 10-Q/A
period 2008-11-30
TC Power Management Corp.
filed 2009-01-23
CIK 1399095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A,
Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer o
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  January 14, 2009: 6,120,850 common shares outstanding.

EXPLANATORY NOTE

TC Power Management Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended November 30, 2008 to include certain changes to our cover page and certain items of Form 10-Q which were inadvertently omitted. Except as set forth herein, no changes are made to our Quarterly Report on Form 10-Q for the period ended November 30, 2008.

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

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	November 30, 2008	August 31, 2008
CURRENT ASSETS
Cash	$62,315	$62,345

TOTAL ASSETS	$62,315	$62,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30, 2008	August 31, 2008
CURRENT LIABILITIES
Accounts payable	$3,500	$-
Related party loan payable	11,704	11,704

TOTAL LIABILITIES	15,204	11,704

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 6,120,850 shares issued and outstanding	6,121	6,121
Additional paid-in capital	106,464	106,464
Deficit accumulated during the development stage	(65,474)	(61,944)

Total Stockholders' Equity	47,111	50,641

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,315	$62,345

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

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at November 30, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

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

TC POWER MANAGEMENT CORP.

January 21, 2009	By:	/s/ Gordon W. Douglas
Gordon W. Douglas
President, Chief Executive Officer, and a member of the Board of Directors

January 21, 2009	By:	/s/ Nigel Johnson
Nigel Johnson
Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer