Form 10-Q
period 2009-02-28
TC Power Management Corp.
filed 2009-04-14
CIK 1399095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  April 14, 2009: 6,120,850 common shares outstanding.

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

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	February 28, 2009	(Restated) August 31, 2008
CURRENT ASSETS

Cash	$76,690	$62,345
Prepaid expenses	-	$18,000
TOTAL ASSETS	$76,690	$80,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,650	$-
Related party loan payable	11,704	11,704

TOTAL LIABILITIES	14,354	11,704

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 6,120,850 shares issued and outstanding	6,121	6,121
Additional paid-in capital	106,464	106,464
Deficit accumulated during the development stage	(50,249)	(43,944)

Total Stockholders' Equity	62,336	68,641

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,690	$80,345

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	For the Six Months Ended February 28		For the Six Months Ended February 28			From inception on February 13, 2007 Through February 28,
	2009	2008	2009		2008	2009

OPERATING EXPENSES
General and administrative	$2,775	$7,919		$6,305	$8,799	$50,249

NET LOSS	$(2,775)	$(7,919)	$	C(6,305)	$(8,799)	$(50,249)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)		$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,120,850	5,113,692		6,120,850	5,055,094	N/A

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Cash Flows
 (Unaudited)

	Six months ended February 28, 2009	Six months ended February 29, 2008	February 13, 2007 (Inception) to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,305)	$(8,799)	$(50,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contribution of imputed interest on related party loan repayable	-	664	-
Changes in operating assets and liabilities:
Prepaid expenses	18,000	-	-
Accounts payable	2,650	(3,608)	2,650
Net Cash Provided by Operating Activities	14,345	(11,743)	(47,599)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	77,835	112,585
Proceeds from related party loan	-	10,338	11,704

Net Cash Provided by Financing Activities	-	88,173	124,289

NET CHANGE IN CASH	14,345	76,430	76,690

Cash balance, beginning of period	62,345	500	-

Cash balance, ending of period	$76,690	$76,930	$76,690

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements
February 28, 2009
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of TC Power Management Corp. (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

NOTE 2 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of February 28, 2009, the Company had a note payable to an officer totaling $11,704. The note is unsecured, bears no interest and is due upon demand.

Commitments

We use the home of Gordon Douglas for our offices on a rent free month to month basis.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses. All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that raise substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company's current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations. If the Company is not successful in the start up of business operations that produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations or cease doing business.

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

NOTE 4 – RESTATMENT OF PRIOR YEAR BALANCES

On May 14, 2008, TC Power paid and expensed $18,000 to a consultant for services agreed upon.  During the quarter ended February 28, 2009, the Company received a refund from the vendor due to non-performance of the work as agreed. TC Power determined the $18,000 should have been accounted for as a prepaid expense in fiscal 2008 as the services were not performed.  TC Power assessed the error in the prior year and determined the error to be immaterial for a restatement of any prior filing but too material to correct in fiscal 2009 as a 2009 fiscal year transaction. Pursuant to SAB 108, the prepayment of $18,000 has been adjusted into TC Power’s beginning balances as of August 31, 2008 in this filing to reflect the error as an increase in prepaid expenses and a reduction of deficit accumulated during the development stage.

Item 2.  Management's Discussion and Analysis or Plan of Operation
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended February 28, 2009. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In their audit report letter dated December 1, 2008 covering the fiscal 2008 audit, our auditors issued a going concern opinion. This means that our auditors believed there was substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

To date, the Company has not generated any revenues. At February 28, 2009, the Company had $76,690 in cash and $14,354 in liabilities. In the event that the Company proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately three to six months if sufficient revenue is not generated during this time. For the Company to remain in business for more than three to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

At February 28, 2009, we had positive working capital of $62,336 compared to positive working capital of $68,641 at August 31, 2008. This decrease in working capital is the result of payment of administrative fees.

At February 28, 2009, our Company had total assets of $76,690 consisting of cash, which compares with our Company's total assets at August 31, 2008 of $80,345, consisting of cash of $62,345 and prepayment of $18,000. This change is the result of the Company receiving a refund of a payment made to a consultant as a result of non-performance of work as agreed.

At February 28, 2009, our Company's total liabilities were $14,354 consisting of a related party note payable of $11,704 and accounts payable of $2,650. Our total liabilities at August 31, 2008, were $11,704 consisting of a related party note payable.

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

Results of Operations

For The Six Months Ended February 28, 2009 Compared to The Six Months Ended February 28, 2008.

Our Company posted a loss of $6,305 for the six months ending February 28, 2009. The loss was the result of administration fees. Operating expenses for the six months ending February 28, 2009, were $6,305, compared to operating expenses of $8,799 for the six months ending February 28, 2008.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at February 28, 2009.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended February 28, 2009.  The company’s registered public accounting firm discovered an error requiring adjustment to the prior year and current quarter financial statements.  All adjustments have been made as of the filing of this report.

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

TC POWER MANAGEMENT CORP.

April 14, 2009	By:	/s/ Gordon W. Douglas
Gordon W. Douglas
Presdient, Chief Executive Officer,
and a member of the Board of Directors

April 14, 2009	By:	/s/ Nigel Johnson
Nigel Johnson
Chief Financial Officer, Principal
Accounting Officer, Secretary, and Treasurer