Form 10-Q
period 2009-05-31
TC Power Management Corp.
filed 2009-07-16
CIK 1399095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ] No [    ]

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                        ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                                         Accelerated filer    
Non-accelerated filer (Do not check if a smaller reporting company)                         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  July 15, 2009: 6,120,850 common shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of TC Power Management Corp. (“TC Power”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in TC Power’s Form 10-KSB filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008 as reported in the Form 10-KSB filing with the SEC have been omitted.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

CURRENT ASSETS	May 31, 2009	August 31, 2008

Cash	$42,760	$62,345

TOTAL ASSETS	$42,760	$62,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Related party loan payable	$3,404	$11,704

TOTAL LIABILITIES	3,404	11,704

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 6,120,850 shares issued and outstanding	6,121	6,121
Additonal paid-in capital	106,464	106,464
Deficit accumulated during the development stage	(73,229)	(61,944)

Total Stockholders' Equity	39,356	50,641

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$42,760	$62,345

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Expenses
(Unaudited)

	For the Three Months Ended May 31		For the Nine Months Ended May 31		From Inception on February 13, 2007 Through May 31
	2009	2008	2009	2008	2009
OPERATING EXPENSES
General and administrative	$4,980	$30,042	$11,285	$38,841	$73,229

NET LOSS	$(4,980)	$(30,042)	$(11,285)	$(38,841)	$(73,229)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,120,850	5,872,443	6,120,850	5,508, 486	N/A

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Cash Flows

	9 months ended	9 months ended	February 13, 2007 (Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(11,285)	$(38,841)	$(73,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan payable	-	766	-
Changes in operating assets and liabilities:
Accounts payable	-	(3,608)	-
Net Cash Used in Operating Activities	(11,285)	(41,683)	(73,229)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	112,085	112,585
Proceeds from related party loan	(8,300)	10,338	3,404

Net Cash Provided by (Used In) Financing Activities	(8,300)	122,423	115,989

NET CHANGE IN CASH	(19,585)	80,740	42,760

Cash balance, beginning of period	62,345	500	-

Cash balance, ending of period	$42,760	$81,240	$42,760

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements
 (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of TC Power Management Corp. (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the nine months ended May 31, 2009, are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

NOTE 2 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of May 31, 2009, the Company had a note payable to a former officer totaling $3,404. The note is unsecured, bears no interest and is due upon demand.

Commitments

We use the home of the Company’s President and officer, Nigel Johnson, for our offices on a rent free month to month basis.

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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended May 31, 2009. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to generate sufficient revenue through operations and/or raise additional funds. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In their report letter dated December 1, 2008 covering the fiscal 2008 audit, our auditors issued a going concern opinion. This means that our auditors believed there was substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

To date, the Company has not generated any revenues. At May 31, 2009, the Company had $42,760 in cash and $3,404 in liabilities. In the event that the Company proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately three to six months if sufficient revenue is not generated during this time. For the Company to remain in business for more than three to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from management or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

At May 31, 2009, we had positive working capital of $39,356 compared to positive working capital of $50,641 at August 31, 2008. This decrease in working capital is the result of payment of administrative fees and loan repayment.

At May 31, 2009, our Company had total assets of $42,760 consisting of cash, which compares with our Company's total assets at August 31, 2008, of $62,345 consisting of cash. This change is the result of payment of administrative fees and loan repayment.

At May 31, 2009, our Company's total liabilities were $3,404 consisting of a note payable of $3,404. Our total liabilities at August 31, 2008, were $11,704 consisting of a note payable.

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

Results of Operations

For The Nine Months Ended May 31, 2009 Compared to The Nine Months Ended May 31, 2008.

Our Company posted a loss of $11,285 for the nine months ending May 31, 2009. The loss was the result of administration fees. Operating expenses for the nine months ending May 31, 2009, were $11,285, compared to operating expenses of $38,841 for the nine months ending May 31, 2008.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at May 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Irons' Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

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

Form 8-K filed May 5, 2009.

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

TC Power Management Corp.

July 16, 2009	By:	/s/ Nigel Johnson
Nigel Johnson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors