Form 10-K
period 2009-08-31
TC Power Management Corp.
filed 2009-12-15
CIK 1399095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended August 31, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                                 to

Commission File Number: 000-53232

TC POWER MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	27-0686445 (IRS Employer Identification Number)
628 11th Avenue NE, Calgary, Alberta, Canada T2E 0Z7
 (Address of principal executive offices)

(403) 612-5753
 (Registrant's telephone number, including area code)

PO Box 132, Providenciales, Turks and Caicos Islands
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 8, 2009: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 14, 2009: 6,120,850 shares of common stock.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART 1

Forward-Looking Information

This Annual Report of TC Power Management Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business

General

The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. We maintain our statutory registered agent's office at 8275 South Eastern Avenue, Suite 200-47, Las Vegas, Nevada, 89123. Our administrative office is located at 628 11th Avenue NE, Calgary, Alberta, Canada. Our telephone number is (403) 612-5753. This is the home office of our Director, Nigel Johnson. We do not pay any rent to Mr. Johnson and there is no agreement to pay any rent in the future.

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

Marketing

Mr. Johnson will promote our services. He will discuss our services with his contacts in the energy industry. We anticipate utilizing several other marketing activities in our attempt to make our services known to those operating in the energy industry and to attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; participation at industry events; advertising; promotion of our web site; and industry analyst relations.

Revenue

We anticipate our potential revenue stream to be derived from consulting services. A fixed fee would be charged to clients. The fee amount would depend on the type of work undertaken and the scope of engagement, i.e., specific work undertaken, complexity, and timeline for completion.

Competition

Competition in the energy consulting industry is highly competitive. Many of our competitors have certain advantages over us owing to factors including: greater financial resources, longer operating histories, stronger name recognition, more advanced technical resources, and superior marketing resources. We may not be able to compete successfully against such competitors in selling our services.  Competitive pressures may also force down prices for our services and such price reductions would likely reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues. In the event that we commence operations, we will compete directly with other companies that have developed similar business operations and who market and provide their services to our target clientele. This competition could negatively affect our ability to secure and maintain clientele. An inability to secure and/or maintain clientele would negatively affect our ability to generate revenue. To compete successfully, we intend to rely upon Mr. Johnson’s ability to promote and develop our operations.

Employees

Mr. Johnson is currently working approximately 10 hours per week on behalf of the Company. As required, Mr. Johnson will devote additional time. Currently, we do not have any employees and Mr. Johnson does not have an employment agreement with us. We expect that additional personnel will be hired if demand for our services increases. Because Mr. Johnson is presently devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Johnson. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

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

Offices

Our administrative offices are currently located at 628 11th Avenue NE, Calgary, Alberta, Canada. Our telephone number is (403) 612-5753. This is the home office of our Director, Nigel Johnson. We do not pay any rent to Mr. Johnson and there is no agreement to pay any rent in the future. As required by the development of Company operations, we expect to establish an office elsewhere in the future. As of the date of this report, we have not sought or selected a new office site.

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

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because we anticipate that our consultation services will be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Presently, we are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our services and products.

Item 1A. Risk Factors

Risks associated with our business:

We have no operating history. We expect to incur losses for the foreseeable future. We will go out of business if we fail to generate sufficient revenue.

We do no have any operating history. We were founded on February 13, 2007, and from the date of inception to August 31, 2009, we had a net loss of $94,246. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to:

•	Implementing our business model;
•	Leasing/purchasing equipment;
•	Developing and marketing our services;
•	Developing and maintaining our website; and
•	Securing and retaining clientele.

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

We are in the development stage of our business. As of the date of this filing, no one has retained our services. Our president, Mr. Johnson, will be responsible for securing clientele under agreement to the Company. However, there is no assurance or guarantee that Mr. Johnson will be able to do so. If the Company does not secure any clients under contract, then we will not generate any revenue. If we do not generate any revenue, then our business will fail and you will lose your entire investment.

Consulting services provided to private and public entities in the energy industry is a highly competitive business.  Compared to our competitors, we do not have the attributes necessary to compete favorably nor do we have sufficient resources to effectively market our services.  Insufficient attributes and/or insufficient marketing could negatively affect our ability to generate revenue.

Competition in consulting services provided to power generating entities is highly competitive and we may not have sufficient attributes or resources to generate revenue. To compete effectively, we believe that the following attributes are essential: management skills and experience; knowledge of the energy industry; marketing; and access to funds for the purpose of operating the business. With regard to these attributes, we do not compare favorably to our competitors. Specifically, our officer/director does not have formal training or experience in marketing or operating a public company. Competing companies are operated by one or more individuals with several years of experience, offer a more diverse range of services and have a broader base of contacts within the energy industry.

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

Our former officer and former director, Mr. Gordon Douglas, currently owns 82% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Mr. Douglas will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the Company's operations.

Our former officer and former director, Mr. Gordon Douglas, beneficially owns 82% of our outstanding common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Note, however, that Mr. Douglas is not party to any voting agreement with any other individual or entity. Consequently, Mr. Douglas will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the Company's operations. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Notably, shareholders will not have sufficient votes to cause the removal of Mr. Douglas in his capacity as officer or director. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares owned by the number of directors to be elected. The resulting number equals the total votes that a shareholder may cast for all of the directors. Those votes may be allocated in any manner to the directors being elected. Where cumulative voting is not allowed for, shareholders are not permitted to multiply the number of shares owned by the number of directors to be elected. Thus, the number of votes accorded to each shareholder is not increased. Consequently, minority shareholders will not be in a position to elect a director. Rather, directors will be elected on the basis of votes cast by the majority shareholdersThe minority shareholders will not have any control of the Company and may not even be able to sell their shares if a market for such shares does not develop or is not maintained.

Service of process against the Company's director/officer may be difficult. If legal process cannot be effected, then the director/officer cannot be made a party to a lawsuit.

We are incorporated in the State of Nevada and maintain our registered office in Las Vegas, Nevada. Our registered office is authorized to accept service of all legal process upon the Company. Our head office is located in Calgary, Alberta, Canada. Mr. Johnson, our director, president, chief executive officer, chief financial officer, principal accounting officer, treasurer, and secretary, is a resident of Canada. Though it is possible, it may be difficult for a resident of a country other than Canada to serve Mr. Johnson with service of process or other documentation. If service of process cannot be made against Mr. Johnson, then they cannot be made a party to a lawsuit. Similarly, though it is possible, it may be difficult for a resident of a country other than Canada to obtain an attachment order with regard to those assets owned by the Company that are situated in Canada. Even if an attachment order, or any other type of court order is obtained, though it is possible, it may be difficult to enforce any such order either in Canada or, if possible, to enforce such order in the jurisdiction where the plaintiff resides.

We have no employees and are significantly dependent upon our sole officer to develop our business. If we lose our officer or if our officer does not adequately develop our business, then we will go out of business.

At the outset, our success will depend entirely on the ability of Mr. Johnson. We do not carry a “key person” life insurance policy on Mr. Johnson. The loss of Mr. Johnson would devastate our business.  However, Mr. Johnson does not have any current plans to leave the Company. Neither Mr. Johnson nor the Company can guarantee that any clients will retain the services of the Company. Mr. Johnson does not have expertise in the area of website development or information technology thus we will rely upon the expertise of outside consultants to assist us with these matters. We currently have no employees and do not have employment agreements with Mr. Johnson. We rely almost exclusively upon our officer to meet our needs. Mr. Johnson, our director, president, chief executive officer, chief financial officer, principal accounting officer, treasurer, and secretary, is engaged in work outside of the Company. This work limits the amount of time that he may devote to company matters. Initially, it is anticipated that Mr. Johnson will devote approximately 10 hours per week to the Company with additional time being devoted to the Company once business operations are commenced. Mr. Johnson’s primary responsibilities with the Company will include client development and business and administration matters.

Risks related to an investment in our common stock:

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

The United States Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in shares of stock that are penny stocks. As a result, some brokers may be unwilling to trade shares that are penny stocks. This means that you may have difficulty reselling your common stock and this may cause the price of the common stock to decline. Our common stock would be classified as penny stocks and are covered by Section 15(G) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from selling your shares and may cause the price of the shares to decline.

Due to the lack of a market for our shares, our share price will be more volatile. Also, our stock is held by a smaller number of investors thus reducing the liquidity of our stock and the likelihood that any active trading market will develop.

There does not exist a market for our common stock and we cannot assure you that any market will ever be developed or maintained. Currently, our stock is listed on the Over-The-Counter-Bulletin-Board (OTCBB) under the trading symbol TCPM. As of the date of this report, our stock has traded on the OTCBB on a very limited basis. We cannot provide any assurance that our stock will continue trading on the OTCBB. The fact that most of our stock is held by a small number of investors further reduces the liquidity of our stock and the likelihood that any active trading market will develop. The market for our common stock, if any, is likely to be volatile and many factors may affect the market. These include, for example: our success, or lack of success, in marketing our services; developing our client base; competition; government regulations; and fluctuating operating results.

Sales of common stock by Mr. Douglas may cause the market price for the common stock to decrease.

A total of 5,000,000 shares of common stock were issued to Mr. Douglas, our former officer/director, in consideration for cash payment. Mr. Douglas is likely to sell a portion of his common stock if the market price increases above $0.10. If he does sell his common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Mr. Douglas are "restricted" securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real estate or other tangible property.  Our principal office is located at 628 11th Avenue NE, Calgary, Alberta, Canada, telephone (403) 612-5753, and is the home office of Mr. Johnson, our president. We do not own nor lease our office space. Mr. Johnson has verbally agreed to allow us to use our office without charge until such time that we decide to obtain other office space. No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees. Should we require such additional space, we are likely to incur rental payments. We can only estimate at this time that such payments would be approximately $1,200 per month.

Item 3. Legal Proceedings

The Company is not presently a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending 2009, there were no matters submitted to a vote of our shareholders.

PART II

Item 5. Market for Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

In October 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “TCPM”. As of November 30, 2009, shares of our common stock have traded on a limited basis.

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

Holders

There are 53 holders of record for our common stock. One of our record holders is Mr. Douglas, our ex-director, ex-secretary, ex-treasurer, who holds 5,000,000 restricted shares or 82% of our issued common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

Purchases of Equity Securities.

None during the period covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operation.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2009. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2009.

For the year ended August 31, 2009 compared to the year ended August 31, 2008.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the year ended August 31, 2009, our total operating expenses was $32,302, as compared to total operating expenses of $56,970 for the year ended August 31, 2008. Our total operating expenses consist primarily legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the year ended August 31, 2009, our net loss was $32,302, as compared to the year ended August 31, 2008, in which our net loss was $56,970.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $22,743 as of August 31, 2009, which equals our total assets as of that date. We had cash of $62,345 as of August 31, 2008, which equals our total assets as of that date. The decrease in the amount of our cash from 2008 to 2009 is due to in our inability to generate revenues and our inability to raise additional capital. We hope to obtain significant revenues from future sales of our services.  We are also seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.

As of August 31, 2009, our total liabilities were $ 4,404 comprised of $3,404 owed to Gordon Douglas, our former president for payments made to our attorney for fees and for the incorporation of the Company. Our current liabilities to Mr. Douglas do not have to be paid at this time but Mr. Douglas may request repayment in the future. Our related party liabilities consist of money advanced by our president, Mr. Douglas. As of August 31, 2009 the company had accounts payable of $1,000 to the officer of the company, Nigel Johnson's forchanges for administrative services provided to the company.

At inception, we sold 5,000,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 1,120,850 shares of common stock through our public offering for proceeds of $112,085. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. We had hoped to use some of the proceeds to begin marketing and promoting our services but we have been unable to conduct marketing activities.

During 2010, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

Plan of Operation

In order to commence sales our services and products, we will need to accomplish the following milestones:

1.         Commence development of our website. We will need to raise additional funds to pay the cost of website development. The costs would be paid to the website production company that undertakes the work on our behalf. Website development, maintenance and upgrade is an ongoing matter that will continue during the life of our operations.

2.         Finalize our marketing plans. We expect that our marketing literature will focus on the benefits to be obtained from using our services. In order of priority, our marketing efforts will be directed toward the following activities: development and distribution of marketing literature; promotion of our website including arranging for website listings and industry analyst relations. We expect that any costs incurred that are directly attributed to the following:

•	establishing and maintaining operations with industry analysts would be related to travel and communication;
•	advertising, which will include direct mail and email promotion; and
•	attendance and participation at industry events.

We will need to raise additional funds to pay the cost of implementing our marketing plans. The amount of funds allocated for marketing activity is limited by the amount of funds raised in our offering. Less funds available for marketing activity could negatively affect our ability to attract clientele and, consequently, our ability to generate revenue would be negatively affected. Marketing is an ongoing matter that will continue during the life of our operations.

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

We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further, we do not expect any changes in the number of employees. We hope to profitably sell our services and products.

To date, we have experienced significant difficulties in generating revenues and raising additional capital. We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets as well the general turmoil in the capital markets. We had hoped to market our services during the last twelve months. However, our ability to market our services has been negatively affected by our inability to raise significant capital and our inability to generate revenues. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

As a result of our difficulties in generating revenues and raising additional capital, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
TC POWER MANAGEMENT CORP.
(DEVELOPMENT STAGE COMPANY)
LAS VEGAS, NEVADA

We have audited the accompanying balance sheets of TC Power Management Corp.(a development stage company) as of August 31, 2009 and 2008 and the related statement of expenses, stockholders' equity(deficit), and cash flows for the years ended August 31, 2009 and 2008, and for the period from inception (February 13, 2007) through August 31, 2009. These financial statements are the responsibility of TC Power's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC Power as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended August 31, 2009 and 2008 and the period from inception through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that TC Power will continue as a going concern. As discussed in Note 2 to the financial statements, TC Power has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, P.C.

WWW.MALONE-BAILEY.COM

HOUSTON, TX

December 8, 2009

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets

ASSETS

	August 31,
	2009	2008
CURRENT ASSETS

Cash	$22,743	$62,345

TOTAL ASSETS	$22,743	$62,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - related party (Note 3)	$1,000	$-
Notes payable - related party (Note 3)	3,404	11,704

TOTAL LIABILITIES	4,404	11,704

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares; 6,120,850 and 6,120,850 shares issued and outstanding, respectively	6,121	6,121
Additional paid-in capital	106,464	106,464
Deficit accumulated during the development stage	(94,246)	(61,944)

Total Stockholders' Equity	18,339	50,641

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$22,743	$62,345

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Expenses

	For the Years Ended August 31,		From (Inception) February 13, 2007 Through August 31,
	2009	2008	2009

EXPENSES
General and administrative	$32,302	$56,970	$94,246

NET LOSS	$(32,302)	$(56,970)	$(94,246)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	n/a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,120,850	5,530,562	n/a

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from February 13, 2007, (Inception) through August 31, 2009

	Common Stock
	Shares	Amount	Paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance February 13, 2007 (inception)	-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share	5,000,000	5,000	(4,500)	-	500
Net loss for the period ended August 31, 2007	-	-	-	(4,974)	(4,974)
Balance August 31, 2007	5,000,000	5,000	(4,500)	(4,974)	(4,974)
Common stock issued for cash at $0.001 per share	1,120,850	1,121	110,964	-	112,085
Net loss for the year ended August 31, 2008	-	-	-	(56,970)	(56,970)
Balance August 31, 2008	6,120,850	$6,121	$106,464	(61,944)	50,641
Net loss for the year ended August 31, 2009	-	-	-	(32,302)	(32,302)
Balance August 31, 2009	6,120,850	$6,121	$106,464	(94,246)	18,339

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Cash Flows

	For the Years Ended August 31,		From Inception on February 13, 2007, Through August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(32,302)	$(56,970)	$(94,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,000	(3,608)	1,000

Net Cash used in Operating Activities	(31,302)	(60,578)	(93,246)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	112,085	112,585
Proceeds (payment) from related party loan	(8,300)	10,338	3,404

Net cash provided by (used in) financing activities	(8,300)	122,423	115,989

NET CHANGE IN CASH	(39,602)	61,845	22,743

Cash balance, beginning of period	62,345	500

Cash balance, ending of period	$22,743	$62,345	$22,743

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Organization

TC Power Management Corp. (the Company) was incorporated in Nevada on February 13, 2007, for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. The Company is in the development stage and has elected August 31 as its fiscal year end.

b.           Basis of Presentation

The Company uses the accrual method of accounting for financial purposes and has elected August 31 as its year-end. The Company is in the development stage.

c.           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

d.           Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

e.           Recently Issued Accounting Pronouncements

The adoption of recently issued accounting pronouncements are not expected to have a material impact on The Company’s financial statements.

f.           Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

Net loss per share is computed in accordance with ASC 260 “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. During each year presented the Company has outstanding equity instruments which have not been used in the calculation of diluted net loss per share allocable to common stockholders because to do so would be anti-dilutive.

	For the Years Ended August 31,
	2009	2008
Net loss	$(32,302)	$(56,970)
Weighted average number of common shares outstanding	6,120,850	5,530,562
Net loss per common share	$(0.01)	$(0.01)

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

Net deferred tax assets and liabilities consist of the following components as of August 31:

	2009	2008
Deferred tax assets:
NOL carryover	$14,137	$9,300
Valuation allowance	(14,137)	(9,300)

Net deferred tax assets:	$-	$-
The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 15% to pretax income from continuing operations for the years ended August 31, 2009 and 2008 due to the following:

At August 31, 2009, the Company had net operating loss carryforwards of approximately $94,000 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the August 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company adopted the provisions ASC 740 “Accounting for Uncertainty in Income Taxes – an interpretation of Accounting for Income Taxes  on January 1, 2007. As a result of the implementation of  ASC 740, the Company did not recognize any increases in the liability for unrecognized tax benefits.

NOTE 2 -GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, The Company has accumulated significant losses and an accumulated deficit during its development stage. All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company’s ability to continue as a going concern are as follows:
The Company’s current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations. If the Company is not successful in the start up of business operations which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.
Management believes that the Company will be able to operate for the coming year from loans from our director. However there can be no assurances that management’s plans will be successful.
The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable

As of August 31, 2008, the Company had notes payable to a former officer, Gordon Douglas, totaling $11,704. During March, 2009, the Company repaid Mr. Douglas $8,300 leaving a balance of $3,404 at August 31, 2009. The notes are unsecured, bear no interest and are due upon demand.

Accounts Payable

As of August 31,2009 the company had accounts payable of $1,000  to the officer of the company, Nigel for administrative services provided to the company.

NOTE 4 – COMMON STOCK

In fiscal year 2008, the Company sold 1,120,850 shares of its common stock for cash of $112,085, or $0.10 per share.  There are no activities in fiscal year 2009.

NOTE 5- SUBSEQUENT EVENTS

The Company evaluated subsequent events through December 8, 2009. During this period, the Company did not have any material recognizable subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.  Our Registered Public Accounting Firm is Malone and Bailey, PC, Certified Public Accountants, 10350 Richmond Avenue, Suite 800, Houston, Texas, 77042.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Nigel Johnson, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Johnson concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management's annual report on internal control over financial reporting

Nigel Johnson, our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of August 31, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our officer and director will serve until his respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officer and director is set forth below:

Name	Age	Position
Nigel Johnson	43	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director

Mr. Johnson has held his offices/positions as Chief Executive Officer, President and Director of our Company since May 5, 2009, and his positions as Chief Financial Officer, Secretary and Treasurer of our Company since December 31, 2008 and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Nigel Johnson:
President, Chief Executive Officer, Chief Financial Officer,  Principal Accounting Officer, Secretary and Treasurer

From 1997 to the present, Mr. Johnson has worked as an actor in the North American film and television industry. During this time, he has worked in more than 300 feature films and television series produced throughout North America. Mr. Johnson is a member in good standing of the Alliance of Canadian Cinema Television and Radio Artist (ACTRA) and the Union of British Columbia Performers.  From 1986 to 1996, Mr. Johnson was responsible for implementation of operations and marketing activities for Peel Street Pubs Enterprises Inc., a company based in Montreal and Toronto, Canada, which owned and operated restaurants and bars employing approximately 150 people and generating annual revenue of more than 12 million dollars.  Mr. Johnson attended a one-year business management program at McGill University in Montreal, Canada, in 1993.  From 2004 to 2006, Mr. Johnson served as the sole director and officer of Arch Management Services Inc., a company that was listed on the OTCBB. Mr. Johnson is not presently an officer or director of any other public or private company.

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

Corporate Governance.

Director Independence.  We do not believe that we have any independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Audit Committee and Charter

We do not have a separately designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. Our sole director is not deemed independent. Our sole director, Mr. Johnson, also holds positions as an officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. We do not have an audit committee charter.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not commenced operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the fiscal years ending August 31, 2009 and 2008.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year Ended August 31	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Nigel Johnson President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director	2009	0	0	0	0	0	0	0	0
Gordon Douglas, former officer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Employment Contracts

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Stock Option and other Compensation Plans

There are no other stock option plans, stock appreciation rights, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended August 31, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Nigel Johnson, president, chief financial officer, secretary	0	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gordon Douglas P.O. Box 132 Providenciales, Turks & Caicos Islands	5,000,000 shares (1)	82%
Common Stock	Nigel Johnson c/o 628 11th Avenue NE Calgary, Alberta, Canada T2E 0Z7	No shares president, chief financial officer, secretary	0%
Common Stock	All directors and named executive officers as a group	No shares	0%

(1)         Gordon Douglas is a former and director of the Company.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In February 2007, we issued a total of 5,000,000 shares of restricted common stock to Gordon Douglas, our ex-president, in consideration of $500 cash.

Mr. Douglas has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of August 31, 2009, Mr. Douglas advanced us $11,704 for our benefit and $8,300 has been repaid by the Company to Mr. Douglas. There is no due date for the repayment of the funds advanced by Mr. Douglas. The obligation to Mr. Douglas does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Douglas or the repayment of the funds to Mr. Douglas. The entire transaction was verbal.

Our principal office is owned by Mr. Johnson, our president. We do not own nor lease our office space. Mr. Johnson has verbally agreed to allow us to use our office without charge until such time that we decide to obtain other office space. No debt has accrued on account of rent payments owing.

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

Director Independence

Members of our Board of Directors are not independent as that term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.   Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$11,285	Malone and Bailey, PC, Certified Public Accountants
2008	$14,000	Malone and Bailey, PC, Certified Public Accountants
2007	$3,000	Malone and Bailey, PC, Certified Public Accountants

Audit-Related Fees. For the fiscal year ended August 31, 2009 and 2008, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended August 31, 2009 and 2008, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file no. 333-147365 filed on November 14, 2007. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.01	Articles of Incorporation
3.02	Certificate of Amendment to Articles of Incorporation
3.03	Bylaws

The following documents are included herein:

Exhibit No.	Document Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC POWER MANAGEMENT CORP.

By:	/s/ Nigel Johnson
Nigel Johnson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:           /s/ Nigel Johnson                                                             December 14, 2009
Nigel Johnson
Its:           President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer, and a director
(Principal Executive, Financial and Accounting Officer)