Form 10-Q
period 2009-11-30
TC Power Management Corp.
filed 2010-01-13
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-53232

TC Power Management Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 11th Avenue NE, Calgary, Alberta, Canada T2E 0Z7
(Address of principal executive offices)

(403) 612-5753
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

As of January 13, 2010, there were 6,120,850 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of TC Power Management Corp. (“TC Power”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in TC Power’s Form 10-K filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported as reported in the Form 10-K filing with the SEC have been omitted.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheet
(Unaudited)

ASSETS

	November 30, 2009	August 31, 2009
CURRENT ASSETS
Cash	$18,200	$22,743

TOTAL ASSETS	$18,200	$22,743

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,000
Related party loan payable	3,404	3,404

TOTAL LIABILITIES	3,404	4,404

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,120,850 shares issued and outstanding	6,121	6,121
Additional paid-in capital	106,464	106,464
Deficit accumulated during the development stage	(97,789)	(94,246)

Total Stockholders' Equity	14,796	18,339

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,200	$22,743

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Expenses
(Unaudited)

	For the Three Months Ended November 30, 2009	For the Three Months Ended November 30, 2008	From Inception on February 13, 2007 Through November 30, 2009
OPERATING EXPENSES
General and administrative	$3,543	$3,530	$97,789

NET LOSS	$(3,543)	$(3,530)	$(97,789)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,120,850	6,120,850	N/A

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	3 months ended November 30, 2009	3 months ended November 30, 2009	Inception to November 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(3,543)	(3,530)	(97,789)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities
Accounts payable	(1,000)	(3,500)	-
Net Cash Used in Operating Activities	(4,543)	(30)	(97,789)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	112,585
Proceeds from related party loan	-	-	3,404

Net Cash Provided by Financing Activities	-	-	115,989

NET CHANGE IN CASH	(4,543)	30	18,200

Cash balance, beginning of period	22,743	62,345	-

Cash balance, ending of period	18,200	62,315	18,200

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements
 (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of TC Power Management Corp. (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the three months ended November 30, 2009, are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

NOTE 2 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of November 30, 2009, the Company had a note payable to a past officer totaling $3,404. The note is unsecured, bears no interest and is due upon demand.

Commitments

We use the home of Nigel Johnson for our offices on a rent free month to month basis.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after November 30, 2009 up through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended November  30, 2009.

Overview. The Company was incorporated in the State of Nevada on February 13, 2007. The Company remains in the development stage of its business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. The Company owns a website through which it intends to promote its services.

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

For the three months ended November 30, 2009, as compared to the three months ended November 30, 2008.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the three months ended November 30, 2009, our total operating expenses was $3,543, as compared to total operating expenses of $3,530 for the three months ended November 30, 2008. Our total operating expenses consist primarily legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the three months ended November 30, 2009, our net loss was $3,543, as compared to the three months ended November 30, 2008, in which our net loss was $3,530.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $18,200 as of November 30, 2009, which equals our total assets of $18,200 as of that date. We hope to obtain significant revenues from future sales of our services.  We are also seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.

As of November 30, 2009, our total liabilities were $3,404, all of which is represented by a related party note payable owed to Gordon Douglas, our former president. Our current liabilities to Mr. Douglas do not have to be paid at this time but Mr. Douglas may request repayment in the future.

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

Our auditors have questioned our ability to continue operations as a “going concern.” We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

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

To date, we have experienced significant difficulties in generating revenues and raising additional capital. We believe our inability to raise significant additional capital through debt or equity financings is due to various factors. We had hoped to market our services during the last twelve months. However, our ability to market our services has been negatively affected by our inability to raise significant capital and our inability to generate revenues. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at November 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC Power Management Corp., a Nevada corporation

January 13, 2010	By:	/s/ Nigel Johnson
	Its:	Nigel Johnson President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)