Form 10-Q/A
period 2010-02-28
TC Power Management Corp.
filed 2010-04-09
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of April 2, 2010, there were 6,120,850 shares of the issuer $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

On April 8, 2010, TC Power Management Corp. (the “Company”) filed its Quarterly Report on Form 10-Q for the three month period ended February 28, 2010 (the “Form 10-Q”).  The Company is filing this Amendment No.1 to its Form 10-Q (“Amendment No. 1”) to revise certain disclosures which were inadvertently omitted. This Amendment No. 1 completely replaces the Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1. Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q on April 8, 2010.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	February 28,	August 31,
	2010	2009

CURRENT ASSETS

Cash	$4,373	$22,743

TOTAL ASSETS	$4,373	$22,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	February 28,	August 31,
	2010	2009

CURRENT LIABILITIES

Accounts payable	$1,767	$—
Accounts payable – Related party	—	1,000
Related party loan payable	3,404	3,404

TOTAL LIABILITIES	5,171	4,404

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 6,120,850 shares issued and outstanding	6,121	6,121
Additional paid-in capital	106,464	106,464
Deficit accumulated during the development stage	(113,383)	(94,246)

Total Stockholders’ Equity (deficit)	(798)	18,339

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$4,373	$22,743

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

NOTE 2 - RELATED PARTY TRANSACTIONS
Accounts and Notes Payable

As of February 28, 2010, the Company had a note payable to an officer totaling $3,404. The note is unsecured, bears no interest and is due upon demand. As of August 31, 2009 the Company had accounts payable to a related party in the amount of $1,000 for services provided by an officer, during six months ended February 28, 2010 this amount was paid.

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

Net Loss. For the three months ended February 28, 2010, our net loss was $15,594, as compared to the three months ended February 28, 2009, in which our net loss was $2,775. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

As of February 28, 2010, our total liabilities were $5,171, of which $3,040 is related party a note payable to Gordon Douglas, our former president and $1,767 is for legal fees payable to a third party. Our current liabilities to Mr. Douglas do not have to be paid at this time but Mr. Douglas may request repayment in the future.

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

TC Power Management Corp., a Nevada corporation

April 8, 2010	By:	/s/ Nigel Johnson

Nigel Johnson
	Its:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)