Form 10-Q
period 2010-05-31
TC Power Management Corp.
filed 2010-07-02
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

TC Power Management Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 11th Avenue NE, Calgary, Alberta, Canada T2E 0Z7
(Address of principal executive offices)

(403) 612-5753
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¬ß232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   .  ☐Yes  ☒No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

As of June 30, 2010, there were 6,120,850 shares of the issuer $.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	May 31,	August 31,
	2010	2009

CURRENT ASSETS

Cash	$705	$22,743

TOTAL ASSETS	$705	$22,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,709	$-
Accounts payable – Related party	-	1,000
Related party loan payable	3,404	3,404

TOTAL LIABILITIES	6,113	4,404

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 6,120,850 shares issued and outstanding	6,121	6,121
Additional paid-in capital	106,464	106,464
Deficit accumulated during the development stage	(117,993)	(94,246)

Total Stockholders’ Equity (Deficit)	(5,408)	18,339

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$705	$22,743

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statement of Expenses
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From inception on February 13, 2007 Through
	May 31		May 31		May 31,

	2010	2009	2010	2009	2010

OPERATING EXPENSES
General and administrative	$4,610	$4,980	$23,747	$11,285	$117,993

NET LOSS	$(4,610)	$(4,980)	$(23,747)	$(11,285)	$(117,993)

BASIC AND FULLY DILUTED (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,120,850	6,120,850	6,120,850	6,120,850	N/A

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	From inception (February 13, 2007) Through
	May 31, 2010	May 31, 2009	May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(23,747)	$(11,285)	$(117,993)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities
Accounts payable	2,709	-	2,709
Accounts payable – related Party	(1,000)	-	-

Net Cash (Used in) Operating Activities	(22,038)	(11,285)	(115,284)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	112,585
Proceeds from related party loan	-	(8,300)	3,404

Net Cash Provided by Financing Activities	-	(8,300)	115,989

NET CHANGE IN CASH	(22,038)	(19,585)	705

Cash balance, beginning of period	22,743	62,345	-

Cash balance, ending of period	$705	$42,760	$705

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash Paid For:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements
May 31, 2010 and August 31, 2009
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of TC Power Management Corp. (the Company). The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements. Operating results for the nine months ended May 31, 2010, are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

NOTE 2 - RELATED PARTY TRANSACTIONS

Accounts and Notes Payable

As of May 31, 2010, the Company had a note payable to an officer totaling $3,404. The note is unsecured, bears no interest and is due upon demand. As of August 31, 2009, the Company had accounts payable to a related party in the amount of $1,000 for services provided by an officer, during the nine months ended May 31, 2010 this amount was paid.

Commitments

We use the home of Nigel Johnson for our offices on a rent free month to month basis.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
 Notes to the Financial Statements
May 31, 2010 and August 31, 2009
(Unaudited)

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended May 31, 2010.

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

For the three months ended May 31, 2010, as compared to the three months ended May 31, 2009.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the three months ended May 31, 2010 our total operating expenses was $4,610, as compared to total operating expenses of $4,980 for the three months ended May 31, 2009. Our total operating expenses consist primarily legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the three months ended May 31, 2010, our net loss was $4,610, as compared to the three months ended May 31, 2009, in which our net loss was $4,980.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended May 31, 2010, as compared to the nine months ended May 31, 2009.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the nine months ended May 31, 2010 our total operating expenses was $23,747, as compared to total operating expenses of $11,285 for the nine months ended May 31, 2009. Our total operating expenses consist primarily legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the nine months ended May 31, 2010, our net loss was $23,747, as compared to the nine months ended May 31, 2009, in which our net loss was $11,285.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $705 as of May 31, 2010 which equals our total assets of $705 as of that date. We hope to obtain significant revenues from future sales of our services.  We are also seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.

As of May 31, 2010, our total liabilities were $6,113, of $3,404 is a related party note payable owed to Gordon Douglas, our former president and $2,709 is for legal and accounting fees payable to a third party. Our current liabilities to Mr. Douglas do not have to be paid at this time but Mr. Douglas may request repayment in the future.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at May 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of May 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

TC Power Management Corp., a Nevada corporation

July 2, 2010	By:	/s/ Nigel Johnson
	Its:	Nigel Johnson President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)