Form 10-K
period 2010-08-31
TC Power Management Corp.
filed 2010-11-29
CIK 1399095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended August 31, 2010

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

501 Madison Avenue, 14th Floor, New York, NY 10022
 (Address of principal executive offices)

(212) 588-0022
 (Registrant's telephone number, including area code)

628 11th Avenue NE, Calgary, Alberta, Canada T2E 0Z7
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o Yes    o No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes □No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 19, 2010: $1,297,352

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2010: 24,483,400 shares of common stock.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART 1

Forward-Looking Information

This Annual Report of TC Power Management Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, anticipates, believes, expects,plans,intends, objectives and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business

General

The Company was incorporated in the State of Nevada on February 13, 2007. The Company is in the development stage of its business.  It is abandoning its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We plan to change our planned business activities to the exploration and development of precious metal properties.  We intend to merge with or acquire another business, if possible, but we may not be successful in that endeavour. We have not yet begun operations. Our plan of operation is forward looking, and there is no assurance that we will ever begin operations.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. We maintain our statutory registered agent's office at 8275 South Eastern Avenue, Suite 200-47, Las Vegas, Nevada, 89123. Our administrative office is located at 501 Madison Avenue, 14th Floor, New York, NY 10022. Our telephone number is (212) 588-0022. This is the office of our Director and President, Steven A. Sanders. We do not pay any rent to Mr. Sanders and there is no agreement to pay any rent in the future.

Our Prior Strategy

Originally, the Company’s business was to concentrate on providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. More specifically, we intended for our services to include: (1) assessing the current condition of the energy market with regard to supply and demand and forecasting future energy needs for our client’s customer base; and (2) based on our assessment, working with clients to develop and implement strategic planning. Our services would have assisted clients with meeting current and future energy generation needs in an economical, efficient, and profitable manner.

As of the date of this report, we do not have any customers nor have we commenced with provision of any services.

Our Current Strategy:

We plan to change the focus of our Company to the exploration and development of precious metal properties.  As of the date of this report we have not identified any such properties.  We are now, just formulating our business plan and we have not acquired any mining properties to explore or develop. No assurance can be given that we will ever be able to acquire mining properties, or if we can, have the expertise to explore and develop them.   We may attempt to acquire or merge with an existing mineral exploration or mining company but we have not concluded any negotiations to acquire such a company and no assurance can be given that we will ever acquire such a company.

Employees

Mr. Sanders, our current president, works less than 10 hours per week on behalf of the Company.  Currently, other than our CEO and CFO, we do not have any employees. Mr. Sanders does have a compensation agreement with us. As we are abandoning the consulting service we do not anticipate hiring any employees at this time until adequate funding can be raised.  No assurance may be given that we will be able to raise capital, through debt or equity to be used for the hiring of additional employees.

Insurance

We do not maintain any insurance, but we plan to implement standard insurance policies for the company as well as directors’ and officers’ liability insurance. The ability to acquire insurance policies for the company is reliant upon us having the necessary funds to do so.  We do not have the necessary funds to implement any insurance policies.  Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees other than our CEO and CFO. We intend to hire additional employees on an as needed basis.

Offices

Our administrative offices are currently located at 501 Madison Avenue, 14th Floor, New York, NY 10022. Our telephone number is (212) 588-0022. This is the office of our Director, Steven Sanders. We do not pay any rent to Mr. Sanders, and there is no agreement to pay any rent in the future. As required by the development of Company operations, we expect to establish an office elsewhere in the future. As of the date of this report, we have not sought or selected a new office site.

Compliance with Environmental Laws

Our new business plan calls for exploration activities and future mining operations (of which we currently have none planned).  These activities are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. We expect to make in the future, significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial condition or results of operations. In the event that we make a mineral discovery and decide to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally.

Presently, we are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our services and products.

Item 1A. Risk Factors

Risks associated with our business:

We have no operating history. We expect to incur losses for the foreseeable future. We will go out of business if we fail to generate sufficient revenue or raise additional capital.

We do not have any operating history. We were founded on February 13, 2007, and from the date of inception to August 31, 2010, we have accumulated losses of $121,862. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue or raise additional capital. We do not have any commitments at this time to raise additional capital for the Company.  Additional losses will result from costs and expenses related to implementing our new business strategy and hiring qualified people to carry out the new business strategy.

If sufficient funds are not available we may not be able to acquire mineral properties to implement our new business plan.

Our business may fail if we do not have sufficient funds to enable us to do one or more of the following: acquire precious metal mineral properties; attract qualified personnel to work for our Company; or fund our administrative and corporate expenses. Failure to acquire mineral properties will stop the plan for the Company to move ahead with its new strategy.

Currently, we do not have any commitments for additional financing. If additional financing were required, we cannot be certain that it would be available when and to the extent needed. As well, even if financing were available, we cannot be certain that it would be available on acceptable terms.

Our former officer and former director, Mr. Gordon Douglas, currently owns approximately 82% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock. Mr. Douglas will be able to elect all of our directors, control our operations, and inhibit our ability to cause a change in the course of the Company's operations.

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

We are significantly dependent upon officers to develop our business. If we lose our officers or if our officers do not adequately develop our business, then we will go out of business.

At the outset, our success will depend entirely on the ability of our officers. We do not carry a “key person” life insurance policy on either of our officers. We currently have no other employees and do not have employment agreements with Mr. Sanders. We rely almost exclusively upon our officer to meet our needs. Our officers are engaged in work outside of the Company. This work limits the amount of time that each may devote to Company matters. Initially, it is anticipated that eachof our officers will devote less than 10 hours per week to the Company with additional time being devoted to the Company once business operations are commenced.

Risks related to an investment in our common stock:

Trading of our common stock may be restricted by theUnited States Securities and Exchange Commission (“SEC”)’s penny stock regulations which may limit the development of a liquid public market for our common stock and may limit a stockholder’s ability to buy and sell our common stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price, as defined, being less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we develop a public market for our shares, then our shares would be covered by the penny stock rules. These penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. These additional requirements may have the effect of limiting the development of a public trading market thereby reducing the level of trading activity in the secondary market for stock that is subject to these penny stock rules. Consequently, these penny stock rules may negatively affect our ability to develop a public trading market for our common stock and may negatively affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules discourage investor interest in, and may limit the marketability of, our common stock.

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

There is no market for our common stock and we cannot assure you that any market will ever be developed or maintained. Currently, our stock is listed on the Over-The-Counter-Bulletin-Board (OTCBB) under the trading symbol TCPM. As of the date of this report, our stock has traded on the OTCBB on a very limited basis. We cannot provide any assurance that our stock will continue trading on the OTCBB. The fact that most of our stock is held by a small number of investors further reduces the liquidity of our stock and the likelihood that any active trading market will develop. The market for our common stock, if any, is likely to be volatile and many factors may affect the market. These include, for example: our success, or lack of success, in marketing our services; developing our client base; competition; government regulations; and fluctuating operating results.

Sales of common stock by Mr. Douglas may cause the market price for the common stock to decrease.

A total of 20,000,000 shares of common stock were issued to Mr. Douglas, our former officer/director, in consideration for cash payment. If Mr. Douglas sells his common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Mr. Douglas are "restricted" securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other tangible property.  Our principal office is located at 501 Madison Avenue, 14th Floor, New York, NT 10022, telephone (212) 588-0022, and is the office of Mr. Sanders, our president. We do not own nor lease our office space. Mr. Sanders has verbally agreed to allow us to use our office without charge until such time that we decide to obtain other office space. No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees. Should we require such additional space, we are likely to incur rental payments. We can only estimate at this time that such payments would be approximately $2,000 per month.

Item 3. Legal Proceedings

The Company is not presently a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ending 2010, there were no matters submitted to a vote of our shareholders.

PART II

Item 5. Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In October 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “TCPM”. As of November 19, 2010, shares of our common stock have traded on a limited basis.

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

Common Stock

We have 100,000,000 shares of $.001 par value common stock authorized, of which 24,483,400 shares are issued and outstanding. As of November 19, 2010, other than our option plan adopted in October 2010, there are no outstanding warrants to purchase, or securities convertible into, our common stock.  On October 19, 2010 we issued 50,000 options to our Chief Financial Officer at an exercise price of $.25 per share expiring in 5 years from the date of issuance.

Holders

There are 49 holders of record for our common stock. One of our record holders is Mr. Douglas, our ex-director, ex-secretary, ex-treasurer, who holds 20,000,000 restricted shares or approximately 82% of our issued common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds of Registered Securities

The Company sold 4,483,400 shares of common stock for $112,085 of cash and issued common shares in consideration for subscription funds received during the fiscal year ended August 31, 2008. These proceeds were used for working capital.

Recent Sales of Unregistered Securities

We have reported all sales of unregistered equity securities in prior filings with the SEC.

Securities Authorized for Issuance under Equity Compensation Plans

As of August 31, 2010, we have no equity compensation plans and accordingly, at our fiscal year end we had no shares authorized for issuance under an equity compensation plan.  Subsequent to the year ended August 31, 2010 and pursuant to a Compensation Agreement dated October 4, 2010, Mr. Sanders will receive a stock award in the amount of 150,000 shares of the Company as compensation for serving as a director upon the start of each year for which he serves as a director.  The initial term of the Compensation Agreement is three years.  If Mr. Sanders is removed without cause from his service as a director prior to the end of the initial term, the Company shall immediately provide him with any unpaid stock award under the Compensation Agreement that he would have received if he had served the entire initial term.  As of the date of this report, the shares to Mr. Sanders have not been issued.

Subsequent to the year end, we retained the services of Frank Lamendola to act as our Chief Financial Officer.  He received a stock option award in amount of 50,000 options of the Company at a strike price of $0.25 per share.  The options were issued to Mr. Lamendola pursuant to a Stock Option Agreement, dated October 19, 2010, and are exercisable for five years from the date of issuance.

Purchases of Equity Securities.

None during the period covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2010. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2010.

For the year ended August 31, 2010 compared to the year ended August 31, 2009.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our new business plan.

Operating Expenses. For the year ended August 31, 2010, our total operating expenses was $27,616 as compared to total operating expenses of $32,302 for the year ended August 31, 2009. Our total operating expenses consist of, primarily, legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the year ended August 31, 2010, our net loss was $27,616, as compared to the year ended August 31, 2009, in which our net loss was $32,302.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $153 as of August 31, 2010, which equals our total assets as of that date. We had cash of $22,743 as of August 31, 2009, which equals our total assets as of that date. The decrease in the amount of our cash from 2009 to 2010 is due to our inability to generate revenues and our inability to raise additional capital. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, we do not have any commitments to raise any such funds and no assurance may be given that we will be able to raise additional funds.

As of August 31, 2010, our total liabilities were $6,026 comprised of $2,250 owed to Nigel Johnson, our former president, and $3,776 of operating accounts payable. Subsequent to the year end, our current liabilities owed to Mr. Johnson were waived by him. As of August 31, 2009, our related party liabilities consisted of money advanced by our president, Mr. Douglas, of $3,404 and payables of $1,000 from the officer of the company, Nigel Johnson's forcharges for administrative services provided to the company. On July 5, 2010, the balance of $3,404 owed Mr. Douglas was forgiven by him and the amount was credited to additional paid-in capital.

At inception, we sold 20,000,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 4,483,400 shares of common stock through our public offering for proceeds of $112,085. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. We had hoped to use some of the proceeds to begin marketing and promoting our services but we have been unable to conduct marketing activities.

During fiscal 2011, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to implement our business plan in the manner we envision, we will need to raise additional capital.  We cannot guaranty that we will be able to raise additional funds. Moreover, in the event that we can raise additional funds, we cannot guaranty that additional funding will be available on favorable terms. In the event that we experience a shortfall in our capital, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.  At this time, though, we do not have any arrangement with any of our officers, directors or shareholders to provide any funding for the Company.

Plan of Operation

In order to commence the exploration and development of precious metal properties, we will need to accomplish the following milestones:

1.         Acquire Mineral Properties. We will need to raise additional funds or issue shares of the Company to pay for the cost to acquire mineral properties.

2.         Hire Qualified Staff. We will need to hire qualified people to execute our new business plan to acquire precious metal mineral properties. We will need to raise additional funds to attract qualified people to our Company.
We do not intend to hire employees at this time. Our officer and director will handle our administrative duties.

If we are not able to negotiate suitable terms to raise capital, then we may have to suspend or cease operations. As of the date of this filing, we have not secured any clients under contract. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

To become profitable and competitive, we have to raise additional capital to operate. We have no assurance that, if needed, future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

As a result of our difficulties in generating revenues and raising additional capital, we have abandoned our previous business and now intend to focus on the exploration and development of mineral exploration properties. As of the date of this report, we have not identified any potential property acquisitions.  We cannot guaranty that we will acquire or enter into any joint venture with any third party, for the acquisition of any mineral properties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8.  Financial Statements

MEYLER & COMPANY, LLC
Certified Public Accountants
One Arin Park
1715 Highway 35
Middletown, NJ 07748

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TC Power Management Corp. (A Development Stage Company)
New York, NY

We have audited the accompanying balance sheet of TC Power Management Corp. (A Development Stage Company) as of August 31, 2010, and the related statement of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended August 31, 2010. TC Power Management Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of TC Power Management Corp. as of August 31, 2009 and for the year then ended and for the period from the date of inception (February 13, 2007) to August 31, 2009 were audited by other auditors whose report dated December 8, 2009 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC Power Management Corp. (A Development Stage Company) as of August 31, 2010, and the results of its operations and its cash flows for the year ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, significant operating losses and a deficit accumulated during the development stage.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC
Middletown, NJ
November 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
TC POWER MANAGEMENT CORP.
(DEVELOPMENT STAGE COMPANY)
New York, New York

We have audited the accompanying balance sheet of TC Power Management Corp.(a development stage company) as of August 31, 2009 and the related statement of expenses, stockholders' equity(deficit), and cash flows for the year ended August 31, 2009 and for the period from inception (February 13, 2007) through August 31, 2009. These financial statements are the responsibility of TC Power's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TC Power as of August 31, 2009 and the results of its operations and its cash flows for the year ended August 31, 2009 and the period from inception through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

MALONE BAILEY, LLP
WWW.MALONE-BAILEY.COM
HOUSTON, TX

December 8, 2009

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

BALANCE SHEETS

	August 31,
	2010	2009

ASSETS

Current assets
Cash	$153	$22,743

Total current assets	$153	$22,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,776	$--
Loans payable – related party	2,250	1,000
Notes payable – related party	--	3,404

Total liabilities	6,026	4,404

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares
authorized; 24,483,400 shares issued and outstanding
at August 31, 2010 and 2009	24,483	24,483
Additional paid in capital	91,506	88,102
Deficit accumulated during the development stage	(121,862)	(94,246)
Total stockholders’ equity (deficit)	(5,873)	18,339

Total liabilities and stockholders’ equity (deficit)	$153	$22,743

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From
			inception
			(February 13, 2007)
	Years ended		through
	August 31,		August 31,
	2010	2009	2010

Expenses
General & Administrative	$27,616	$32,302	$121,862

Net loss	$(27,616)	$(32,302)	$(121,862)

Basic and fully diluted loss per common share	$--	--

Weighted average number of common shares
outstanding	24,483,400	24,483,400

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM INEPTION (FEBRUARY 13, 2007) THROUGH AUGUST 31, 2010

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, February 13, 2007 (inception)	--	$--	$--	$--	$--

Common stock issued for cash at $0.00025 per share	20,000,000	20,000	(19,500)	--	500

Net loss for the period ended August 31, 2007	--	--	--	(4,974)	(4,974)

Balance August 31, 2007	20,000,000	20,000	(19,500)	(4,974)	(4,474)

Common stock issued for cash at $0.025
per share	4,483,400	4,483	107,602	--	112,085

Net loss for the year ended August 31, 2008	--	--	--	(56,970)	(56,970)

Balance August 31, 2008	24,483,400	24,483	88,102	(61,944)	50,641

Net loss for the year ended August 31, 2009	--	--	--	(32,302)	(32,302)

Balance August 31, 2009	24,483,400	24,483	88,102	(94,246)	18,339

Forgiveness of related party notes payable	--	--	3,404	--	3,404

Net loss for the year ended August 31, 2010	--	--	--	(27,616)	(27,616)

Balance August 31, 2010	24,483,400	24,483	91,506	$(121,862)	$(5,873)

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From
			inception
			(February 13, 2007)
	Years ended		through
	August 31,		August 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(27,616)	$(32,302)	$(121,862)

Changes in operating assets and liabilities:

Accounts payable	3,776	--	3,776
Net cash used in operating activities	(23,840)	(32,302)	(118,086)

Cash flows from financing activities
Proceeds from issuance of common stock	--	--	112,585
Proceeds from related party loans, net	1,250	1,000	2,250
Proceeds (payments) - related party notes payable	--	(8,300)	3,404
Net cash provided by (used in)
financing activities	1,250	(7,300)	118,239

Net increase (decrease) in cash	(22,590)	(39,602)	153

Cash balance, beginning of periods	22,743	62,345	--

Cash balance, end of periods	$153	$22,743	$153

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental Disclosure of Non-Cash Financing Activities:
Forgiveness of related party notes payable	$3,404	$--	$3,404

The accompanying notes are an integral part of these financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 and 2009

Note 1	Nature of Business

TC Power Management Corp. (the “Company”) was incorporated in Nevada on February 13, 2007 and originally formed for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. The Company is in the development stage and is currently exploring the possibility of acquiring or merging with an entity with an operating business. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock split.

Note 2	Basis of Presentation

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

The Company’s current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations. In order to implement its business plan, the Company will need to raise additional capital through equity or debt financings or through loans from shareholders or others. There can be no assurances that management’s plans will be successful. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional capital and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 and 2009

Note 3	Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes – We account for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At August 31, 2010, the entire deferred tax asset, which arises primarily from our operating losses has been fully reserved because management has determined that it is more likely than not that the net operating loss carry forwards will not be realized in the future.

The Company adopted the provisions of Topic No. 740 as they relate to uncertainty in income tax positions.  At August 31, 2010, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of August 31, 2010, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 and 2009

Note 3	Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

Recently Issued Accounting Pronouncements – In January 2010, the FASB issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically have been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have a material effect on the Company’s financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 and 2009

Note 3	Summary of Significant Accounting Policies (Continued)

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 and 2009

Note 4	Related Party Transactions

Notes Payable - As of August 31, 2008, the Company had notes payable to a former officer, Gordon Douglas, totaling $11,704. During March, 2009, the Company repaid Mr. Douglas $8,300 leaving a balance of $3,404 at August 31, 2009. On July 5, 2010, the balance was forgiven by Mr. Douglas and the amount of $3,404 was credited to additional paid-in capital.

Loans Payable - As of August 31, 2010 and 2009, the Company had loans payable of $2,250 and $1,000 to the officer of the Company, Nigel Johnson, for administrative services provided to the Company (see Note 7).

Note 5	Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 (see Note 7). In the period ended August 31, 2007, the Company sold 20,000,000 shares of common stock for cash of $500. In the year ended August 31, 2008, the Company sold 4,483,400 shares of its common stock for cash of $112,085. There are no equity transactions in the years ended August 31, 2010 and 2009.

Note 6	Income Taxes

Net deferred tax assets and liabilities consist of the following components as of August 31:

	2010	2009

Deferred tax assets:
Pre-operating costs	$47,526	$36,756
Valuation allowance	(47,526)	(36,756)

Net deferred tax assets	$--	$--

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 and 2009

Note 6	Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended August 31, 2010 and 2009 as follows:

	2010	2009

U.S. statutory rate	(34%)	(34%)
State income tax – net of federal benefit	(5%)	(5%)
Change in valuation allowance	39%	39%

Effective Rate	--	--

At August 31, 2010, the Company had approximately $122,000 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs will be amortized in the 180 month period following the commencement of operations. No tax benefit has been reported in the August 31, 2010 and 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $11,000 and $13,000 in the years ended August 31, 2010 and 2009, respectively.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 and 2009

Note 7	Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

On October 4, 2010, the Company appointed Steven A. Sanders to the Board of Directors and as Chief Executive Officer, Secretary and Treasurer.  In connection with the appointment, Mr. Sanders entered into the Company’s standard form of Indemnification Agreement. Pursuant to this agreement, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify Mr. Sanders to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of his services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries. The foregoing description is qualified in its entirety by the full text of the form of Indemnification Agreement.

Pursuant to a Compensation Agreement dated October 4, 2010, Mr. Sanders will receive a stock award in the amount of 150,000 shares of the Company as compensation for serving as a director upon the start of each year for which he serves as a director.  The initial term of the Compensation Agreement is three years.  If Mr. Sanders is removed without cause from his service as a director prior to the end of the initial term, the Company shall immediately provide him with any unpaid stock award under the Compensation Agreement that he would have received if he had served the entire initial term. The foregoing description of the Compensation Agreement does not purport to be complete and is qualified in its entirety by reference to that agreement.

On October 4, 2010, Nigel Johnson resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and its sole director, and the Company’s Board of Directors accepted such resignation. Mr. Johnson’s resignation is not the result of any disagreement with the policies, practices or procedures of the Company. On October 20, 2010, Mr. Johnson forgave the balance of loans due him of $2,250.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 and 2009

Note 7	Subsequent Events (continued)

On October 18, 2010, the Company appointed Frank Lamendola as Chief Financial Officer.  In connection with the appointment, Mr. Lamendola entered into the Company’s standard form of Indemnification Agreement. Pursuant to this agreement, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify Mr. Lamendola to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of his services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries. The foregoing description is qualified in its entirety by the full text of the form of Indemnification Agreement. Upon appointment, Mr. Lamendola received a stock option award in amount of 50,000 options of the Company at a strike price of $0.25 per share.  The options were issued to Mr. Lamendola pursuant to a Stock Option Agreement, dated October 19, 2010, and are exercisable for five years from the date of issuance.  The foregoing description is qualified in its entirety by the full text of the form of Stock Option Agreement.

Effective October 19, 2010, holders of 20,000,000 shares of our common stock, representing approximately 81.2% of our outstanding common stock, have executed a written consent in lieu of Annual Meeting (the "Written Consent") to:

●	Amend our Articles of Incorporation to change the name of our Company from “TC Power Management Corp.” to “Axiom Gold and Silver Corp.”;
●	Amend our Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, no par value; and
●
Adopt the 2010 Stock Option Plan (the "Plan") pursuant to which our board of directors is given the ability to provide incentives through the issuance of options to purchase up to 3,000,000 shares of our common stock, to certain employees, directors, officers and consultants.

These resolutions have been temporarily suspended until a later date.

Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock split.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Accountant

On October 5, 2010, Malone Bailey, LLP (“Malone Bailey”), 10350 Richmond Ave, Suite 800 Houston, TX, 77042, was dismissed as the principal independent registered public accounting firm for TC Power Management Corp. (the “Company”).

The Audit Reports of Malone Bailey, dated December 8, 2009 and December 1, 2008, on the Company’s financial statements for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report dated December 8, 2009 for the fiscal year ended August 31, 2009, and the report dated December 1, 2008 for the fiscal year ended August 31, 2008, contained statements indicating there is substantial doubt about the Company’s ability to continue as a going-concern.  During the Company’s two most recent fiscal years and any subsequent interim period up to and including the date of Malone Bailey’s dismissal, there have been no disagreements with Malone Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Malone Bailey, would have caused them to make reference thereto in their report on the financial statements for such periods.

New Independent Accountant

On October 5, 2010, the Board of Directors of the Company appointed the firm of Meyler & Company, LLC, One Arin Park, 1715 Highway 35, Middletown, NJ 07748, as the principal independent registered public accounting firm of the Company for the fiscal year ending August 31, 2010.  During the two most recent fiscal years or subsequent interim period, neither the Company, nor anyone on its behalf, consulted with Meyler & Company, LLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the entity of Meyler & Company, LLC, provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted the entity of Meyler & Company, LLC, on any matter that was the subject of a disagreement or a reportable event.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Nigel Johnson, our former Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Johnson concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Management's annual report on internal control over financial reporting

Nigel Johnson, our Chief Executive Officer and our Chief Financial Officer, was responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our former Chief Executive Officer and our former Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our former Chief Executive Officer and our former Chief Financial Officer believe that, as of August 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our officers will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and director is set forth below:

Name	Age	Position
Steven A Sanders Frank Lamendola	65 50	President, Chief Executive Officer, Secretary and Director Chief Financial Officer.

Mr. Sanders has held his offices/positions as Chief Executive Officer, President and Director of our Company since October 4, 2010, and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Mr. Lamendola has held his offices/positions as Chief Financial Officer of our Company since October 18, 2010, and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Steven A Sanders:
President, Chief Executive Officer, and Secretary.

Since July 2007, Mr. Sanders has been the Senior Partner of Sanders Ortoli Vaughn-Flam Rosenstadt LLP. From January 1, 2004 until June 30, 2007, he was of counsel to the law firm of Rubin, Bailin, Ortoli, LLP.  Mr. Sanders also serves as a Director of Helijet International, Inc. and Op-Tech Environmental Services, Inc.  Additionally, he is a Director of the Roundabout Theatre Company (the largest non-for-profit theatre in North America), Town Hall, New York City, and the American Academy of Dramatic Arts.

Frank Lamendola:
Chief Financial Officer

From November 2006 through the present, Mr. Lamendola has been a consultant with SGA Group PC which is a public accounting firm.  From 1982 to August 2006, he worked with the firm, Moore Stephens, P.C. and was a partner there from 1996 through August 2006.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  Our code of ethics is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that our former officers, directors, and our principal shareholders have not filed any reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).  We believe our current officers and directors have filed all reports required to be filed on, respectively, Form 3, Form 4 and Form 5.

Corporate Governance.

Director Independence.  We do not have any independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Audit Committee and Charter

We do not have a separately designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. Our sole director is not deemed independent. Our sole director, Mr. Sanders, also holds positions as an officer.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not commenced operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer during the fiscal years ending August 31, 2010 and 2009.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year Ended August 31	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Nigel Johnson President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director (1)	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gordon Douglas, former officer	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)   Resigned from all positions with the Company on October 4, 2010.

Employment Contracts

On October 4, 2010, we entered into a compensation agreement with our Chief Executive Officer, and on October 18, 2010 we entered into a stock option agreement with our Chief Financial Officer. Furthermore, we do contemplate entering into an employment agreement once we have raised additional capital and hired or acquired additional employees.

Stock Option and other Compensation Plans

As of August 31, 2010, there are no other stock option plans, stock appreciation rights, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.  Subsequent to the year end, we issued 50,000 options to our Chief Financial Officer pursuant to a stock option agreement.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended August 31, 2010, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Nigel Johnson, president, chief financial officer, secretary (1)	0	0	0	0	0	0	0	0	0

(1)   Resigned from all positions with the Company on October 4, 2010.

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

In connection with the appointment of Mr. Sanders and Mr. Lamendola entered into the Company’s standard form of Indemnification Agreement. Pursuant to this agreement, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify Mr. Sanders and Mr. Lamendola to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of his services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2010, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gordon Douglas P.O. Box 132 Providenciales, Turks & Caicos Islands	20,000,000 shares (1)	82%
Common Stock	Nigel Johnson c/o 628 11th Avenue NE Calgary, Alberta, Canada T2E 0Z7	No shares president, chief financial officer, secretary	0%
Common Stock	All directors and named executive officers as a group	No shares	0%

(1) Gordon Douglas is a former officer and director of the Company.

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

No Equity Compensation Plan

As of August 31, 2010 we did not have any securities authorized for issuance under any equity compensation plan.  Subsequent to the year end, we did adopt a Stock Option Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In February 2007, we issued a total of 20,000,000 shares of restricted common stock to Gordon Douglas, our ex-president, in consideration of $500 cash.

Mr. Douglas has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of August 31, 2010, Mr. Douglas advanced us $11,704 for our benefit and $8,300 has been repaid by the Company to Mr. Douglas. There is no written agreement evidencing the advancement of funds by Mr. Douglas or the repayment of the funds to Mr. Douglas. The entire transaction was verbal.  As of August 31, 2010, Mr. Douglas waived the debt owed to him and no payments are due to Mr. Douglas.

 As of August 31, 2010 and 2009, we had loans payable of $2,250 and $1,000 to our former officer, Nigel Johnson, for administrative services provided to us. On October 20, 2010, Mr. Johnson waived the debt owed to him and no payments are due to Mr. Johnson.

Our principal office is rented by Mr. Sanders, our president. We do not own nor lease our office space. Mr. Sanders has verbally agreed to allow us to use our office without charge until such time that we decide to obtain other office space. No debt has accrued on account of rent payments owing.  Mr. Sanders is a partner at Sanders Ortoli Vaughn-Flam Rosenstadt LLP, a law firm that we have engaged since September 2010 to provide us with legal advice.

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

Item 14.   Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$ $	10,000 1,000	Meyler & Co, PC, Certified Public Accountants Malone Bailey, LLP, Certified Public Accountants
2009		$11,285	Malone Bailey, LLP, Certified Public Accountants
2008		$14,000	Malone Bailey, LLP, Certified Public Accountants

Audit-Related Fees. For the fiscal year ended August 31, 2010 and 2009, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended August 31, 2010 and 2009, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following documents are included herein:

Exhibit No.	Document Description
14	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC POWER MANAGEMENT CORP.

By:	/s/ Steven A Sanders
Steven A. Sanders November 24, 2010
President, Chief Executive Officer, Secretary, and director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Steven A. Sanders                        November 24, 2010
Steven A. Sanders
Its: President, Chief Executive Officer, Secretary, and director (Principal Executive Officer)