Form 10-Q
period 2010-11-30
TC Power Management Corp.
filed 2011-01-11
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

TC Power Management Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Madison Avenue, 14th Floor, New York, NY 10022
(Address of principal executive offices)

(212) 588-0022
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☑Yes  ☐No

As of January 10, 2011, there were 24,633,400 shares of the issuer $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of TC Power Management Corp. (“TC Power”) as of November 30, 2010, and for the three months ended November 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in TC Power’s Form 10-K filing with the SEC for the year ended August 31, 2010.  In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The results of operations for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Balance Sheets

ASSETS

	November 30,	August 31,
	2010	2010
	(Unaudited)

Current assets
Cash	$135	$153

Total assets	$135	$153

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$84,932	$3,776
Notes payable	10,000	-
Loans payable – related party	-	2,250

Total liabilities	94,932	6,026

Stockholders’ deficiency
Common stock, $0.001 par value, 100,000,000
shares authorized, 24,633,400 and 24,483,400
shares issued and outstanding at November 30, 2010
and August 31, 2010, respectively	24,633	24,483
Additional paid-in capital	142,780	91,506
Deficit accumulated during the development stage	(262,210)	(121,862)

Total stockholders’ deficiency	(94,797)	(5,873)

Total liabilities and stockholders’ deficiency	$135	$153

See accompanying notes to financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			Inception on
	For the Three	For the Three	February 13,
	Months Ended	Months Ended	2007 through
	November 30,	November 30,	November 30,
	2010	2009	2010

Expenses
General and administrative	$140,348	$3,543	$262,210

Net loss	$(140,348)	$(3,543)	$(262,210)

Basic and diluted loss per share	$(0.01)	$--

Weighted average number of common
shares outstanding – basic and diluted	24,577,356	24,483,400

See accompanying notes to financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
	For the Three	For the Three	February 13,
	Months Ended	Months Ended	2007 through
	November 30,	November 30,	November 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(140,348)	$(3,543)	$(262,210)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	47,674	-	47,674
Related party rent expense	1,500	-	1,500
Changes in liabilities:
Accounts payable and accrued
expenses	81,156	(1,000)	84,932

Net cash used in operating activities	(10,018)	(4,543)	(128,104)

Cash flows from financing activities
Proceeds from notes payable	10,000	-	10,000
Proceeds from issuance of common
stock	-	-	112,585
Proceeds from related party loans, net	-	-	2,250
Proceeds, related party, notes payable	-	-	3,404

Net cash provided by financing
activities	10,000	-	128,239

Net increase (decrease) in cash	(18)	(4,543)	135

Cash balance, beginning of periods	153	22,743	-

Cash balance, end of periods	$135	$18,200	$135

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of non-cash financing activities:
Forgiveness of related party debt	$2,250	$--	$5,654

See accompanying notes to financial statements.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1	Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position as of November 30, 2010 and the results of operations and cash flows for the three months ended November 30, 2010 and 2009 and the period from inception (February 13, 2007) through November 30, 2010. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2010.

Note 2	Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, and has accumulated significant losses and an accumulated deficit during its development stage. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 2	Going Concern (Continued)

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company’s current assets are not deemed to be sufficient to fund ongoing expenses related to the start-up of planned principal operations. In order to implement its business plan, the Company will need to raise additional capital through equity or debt financings or through loans from shareholders or others. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional capital and eventually attain profitable operations. There can be no assurance that the Company will be able to raise additional capital or execute its business strategy.

Note 3	Summary of Significant Accounting Policies

The Company’s other accounting policies are set forth in Note 3 of the audited financial statements for the year ended August 31, 2010 included in Form 10-K.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes – We account for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At November 30, 2010, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

At November 30, 2010, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of November 30, 2010, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 3	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements - In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 4	Related Party Transactions

Loans Payable - As of August 31, 2010, the Company had loans payable of $2,250 to the former Chief Executive Officer of the Company, Nigel Johnson, for administrative services provided to the Company (see Note 7).  On October 30, 2010, the balance was forgiven by Mr.  Johnson and the amount of $2,250 were credited to additional paid-in capital.

Rent Expense – The Company currently utilizes minimal office space at the office of our current Chief Executive Officer and Director (“CEO”) without charge. An amount of $500 per month, the estimated fair value, is charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $1,500 in the three months ended November 30, 2010.

Professional Fees – The Company’s legal services are provided by a law firm in which our current CEO serves as senior partner. Legal fees and related expenses amounted to approximately $18,000 in the three months ended November 30, 2010. There is approximately $8,000 payable as of November 30, 2010.

The Company’s accounting services are provided by an accounting firm in which our current Chief Financial Officer (“CFO”) provides consulting services. Accounting fees amounted to approximately $15,000 in the three months ended November 30, 2010. There is approximately $15,000 payable as of November 30, 2010.

Note 5	Notes Payable

On November 9, 2010, the Company borrowed $10,000 from an unrelated party for working capital purposes. The note is unsecured and is due November 9, 2011 with 8% interest per annum.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 6	Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001.  In the period ended August 31, 2007, the Company sold 20,000,000 shares of common stock for cash of $500. In the year ended August 31, 2008, the Company sold 4,483,400 shares of its common stock for cash of $112,085. There are no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock split.

Pursuant to a compensation agreement with our CEO, effective October 4, 2010, the Company granted a stock award in the amount of 150,000 shares of the Company's common stock to our CEO. The shares are valued at $37,500 or $0.25 per share, the fair value at date of grant. The Company recorded share-based compensation of $37,500 in the three months ended November 30, 2010.

Pursuant to a compensation agreement with our CFO, effective October 19, 2010, the Company granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share, which represents the fair value at date of grant.  The option is immediately exercisable for five years from the date of issuance. The weighted average remaining contractual life at November 30, 2010 is 4.88 years. The fair value of the option, $10,174, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 1.14% risk free interest rate; 116.84% volatility; 5 year expected life.  Share-based expense based on the fair value of the option is charged to operations over the vesting period.  The expense recorded in the three months ended November 30, 2010 was $10,174.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	November 30	August 31,
	2010	2010
	(Unaudited)

Deferred tax assets:
Pre-operating costs	$102,244	$47,526
Valuation allowance	(102,244)	(47,526)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three months ended November 30, 2010 and 2009 as follows:

	2010		2009

U.S. statutory rate	(34%	)	(34%	)
State income tax – net of federal benefit	(5%	)	(5%	)
Change in valuation allowance	39%		39%

Effective Rate	--		--

At November 30, 2010, the Company had approximately $262,000 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs will be amortized in the 180 month period following the commencement of operations. No tax benefit has been reported in the November 30, 2010 and 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the development stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $55,000 and $11,000 in the three months ended November 30 2010 and the year ended August 31, 2010, respectively.

TC POWER MANAGEMENT CORP.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 8	Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

Subsequent to November 30, 2010, the Company continued to initiate its business plan by actively seeking merger or acquisition candidates with rights to mineral properties for the exploration and development of precious metal properties. As of the date of this filing, no formal plans have been finalized.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as  may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended November 30, 2010.

Overview.   The Company was incorporated in the State of Nevada on February 13, 2007. The Company is in the development stage of its business.  It abandoned its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We plan to change our planned business activities to the exploration and development of precious metal properties.  We intend to merge with or acquire another business, if possible, but we may not be successful in that endeavour. We have not yet begun operations. Our plan of operation is forward looking, and there is no assurance that we will ever begin operations.

For the three months ended November 30, 2010, as compared to the three months ended November 30, 2009.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the three months ended November 30, 2010 our total operating expenses was $140,348, as compared to total operating expenses of $3,543 for the three months ended November 30, 2009. Our total operating expenses consist primarily legal expenses, accounting expenses and stock based compensation related to being a public company and our change in business strategy. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the three months ended November 30, 2010, our net loss was $140,348, as compared to the three months ended November 30, 2009, in which our net loss was $3,543.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $135 as of November 30, 2010 which equals our total assets of $135 as of that date. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, additional funding has not been secured and no assuarance may be given that we will be able to raise additional funds.

As of November 30, 2010, our total liabilities were $94,932, compared to $6,026 as of August 31, 2010.  Of that amount for the period ended November 30, 2010, none is owed to a related party compared to August 31, 2010 where we had a related party note payable owed to Nigel Johnson, our former CEO, of $2,250 for administrative expenses.

As of November 30, 2010 we had a promissory note in the amount of $10,000 due in 1 year accruing interest at 8%.  The loan is from an unrelated party and is unsecured.  As of August 31, 2010, we did not have any notes payable to unrelated parties.

At inception, we sold 20,000,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 4,483,400 shares of common stock through our public offering for proceeds of $112,085. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. We had hoped to use some of the proceeds to begin marketing and promoting our services but we have been unable to conduct marketing activities and subsequently abandoned that business.

During fiscal 2011, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity, and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

2.         Hire Qualified Staff. We will need to hire qualified people to execute our new business plan to acquire precious metal mineral properties. We will need to raise additional funds to attract qualified people to our Company. We intend to hire new employees as warranted by our business plan. Our officer and director will handle our administrative duties.

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

As a result of our difficulties in generating revenues and raising additional capital, we have abandoned our previous business and now intend to focus on the exploration and development of mineral exploration properties. Subsequent to November 30, 2010, we continued to initiate our business plan by actively seeking merger and acquisition candidates with rights to mineral properties for the exploration and development of precious metal properties and seeking to raise additional funds through the sale of our equity securities. As of the date of this filing, no formal plans have been finalized. We cannot guaranty that we will acquire or enter into any joint venture with any third party, for the acquisition of any mineral properties or that we will be able to raise sufficient funds to finance our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Steven A. Sanders, Chief Executive Officer and Frank Lamendola our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Messrs. Sanders and Lamendola concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

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

These resolutions have been suspended until a later date.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC Power Management Corp.

By: /s/ Steven A Sanders
      Steven A. Sanders
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date: January 11, 2011