Form 10-K/A
period 2010-08-31
TC Power Management Corp.
filed 2011-03-21
CIK 1399095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes □No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 19, 2010: $1,297,352

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 2011: 24,633,400 shares of common stock.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

EXPLANATORY NOTE TO 10-K/A

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of TC Power Management Corp. (the “Company”) for the fiscal year ended August 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct certain technical inconsistencies in the Certifications of the Company’s Principal Executive Officer and Acting Principal Accounting Officer, which were filed as Exhibits 31.1 and 31.2 and to set out the list of Exhibits in Item 15 of the Original Filing. Except as described above, no other changes have been made to the Original Filing, and all other disclosure in the Original Filing speaks as of the date made.

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following documents are included herein:

Exhibit No.	Document Description
14	Code of Ethics (incorporated by reference to Exhibit 14 in the Original Filing)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Acting Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 in the Original Filing).

32.2
Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 in the Original Filing).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC POWER MANAGEMENT CORP.

By:	/s/ John Larson
John Larson March 21, 2011
President, Chief Executive Officer and director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:          /s/ John Larson
March 21, 2011
John Larson
Its:          President, Chief Executive Officer
and director (Principal Executive Officer)