Form 10-Q
period 2011-02-28
TC Power Management Corp.
filed 2011-04-14
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2011

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

TC Power Management Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 E. Innovation Park Dr. Oro Valley, AZ 85755
(Address of principal executive offices)

(520) 318-5595
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  X No

As of April 13, 2011, there were 27,063,400 shares of the issuer $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of TC Power Management Corp. (“TC Power” or the “Company”) as of February 28, 2011, and for the six months ended February 28, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in TC Power’s Form 10-K filing with the SEC for the year ended August 31, 2010.  In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The results of operations for the six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the full year.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28,	August 31,
	2011	2010
	(Unaudited)

ASSETS

Current assets
Cash	$27,675	$153
Net VAT receivable	17,954	-
Prepaid and other current assets	6,457	-

Total current assets	52,086	153

Property and equipment – net	7,283	-

Security deposits	2,389	-

Total assets	$61,758	$153

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$222,718	$3,776
Notes payable	10,000	-
Related party payables	58,161	2,250

Total liabilities	290,879	6,026

Stockholders’ deficiency
Common stock, $0.001 par value, 100,000,000
shares authorized, 27,063,400 and 24,483,400
shares issued and outstanding at February 28, 2011
and August 31, 2010, respectively	27,063	24,483
Additional paid-in capital	2,826,066	91,506
Accumulated other comprehensive income	315	-
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(2,960,703)	-

Total stockholders’ deficiency	(229,121)	(5,873)

Total liabilities and stockholders’ deficiency	$61,758	$153

See the accompanying notes to consolidated financial statements.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Six Months Ended		2010) through
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011

Expenses
Compensation	$2,184,028	$-	$2,246,702	$-	$2,246,702
Impairment of goodwill	525,477	-	525,477	-	525,477
General and administrative	110,653	15,594	188,281	19,137	188,281

Total expenses	2,820,158	15,594	2,960,460	19,137	$2,960,460

Interest expense	197	-	243	-	243

Net loss	$(2,820,355)	$(15,594)	$(2,960,703)	$(19,137)	$(2,960,703)

Basic and diluted loss per share	$(0.11)	$-	$(0.12)	$-

Weighted average number of common
shares outstanding – basic and diluted	25,776,844	24,483,400	25,173,787	24,483,400

See the accompanying notes to consolidated financial statements.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2011

						Deficit
				Accumulated	Deficit	Accumulated	Total
			Additional	Other	Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Equity
	Shares	Amount	Capital	Income	Operations	Stage	(Deficiency)

Balance from prior operations, September 1, 2010	24,483,400	$24,483	$91,506	$-	$(121,862)	$-	$(5,873)

Common stock issued for compensation at $0.25 per share	150,000	150	37,350	-	-	-	37,500

Forgiveness of related party loan payable	-	-	2,250	-	-	-	2,250

Stock based compensation for options issued to employees
and directors	-	-	2,039,390	-	-	-	2,039,390

Common stock issued for compensation at $0.75
per share	100,000	100	74,900	-	-	-	75,000

Common stock issued for the acquisition of Axiom
Mexico at $0.25 per share	2,000,000	2,000	498,000	-	-	-	500,000

Related party rent expense	-	-	3,000	-	-	-	3,000

Common stock issued for cash at $0.25 per share	330,000	330	82,170	-	-	-	82,500

Offering costs	-	-	(2,500)	-	-	-	(2,500)

Components of comprehensive income:
Foreign Currency Translation	-	-	-	315	-	-	315

Net loss for the six months ended February 28, 2011	-	-	-	-	-	(2,960,703)	(2,960,703)

Total comprehensive loss	-	-	-	-	-	-	(2,960,388)

Balance February 28, 2011 (Unaudited)	27,063,400	$27,063	$2,826,066	$315	$(121,862)	$(2,960,703)	$(229,121)

See the accompanying notes to consolidated financial statements.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Six Months Ended		2010) through
	February 28,		February 28,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(2,960,703)	$(19,137)	$(2,960,793)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	2,151,890	-	2,151,890
Impairment of goodwill	525,477	-	525,477
Related party rent expense	3,000	-	3,000
Depreciation expense	435	-	435
Changes in assets and liabilities:
Net VAT receivable	(8,217)	-	(8,217)
Prepaid expenses and other current assets	(5,288)	-	(5,288)
Security deposits	(1,399)	-	(1,399)
Accounts payable and accrued
expenses	218,248	1,767	218,248

Net cash used in operating activities	(76,557)	(17,370)	(76,557)

Cash flows from investing activities
Acquisition of equipment	(246)	-	(246)
Cash received in acquisition	3,435	-	3,435

Net cash provided by investing
activities	3,189	-	3,189

Cash flows from financing activities
Proceeds from notes payable	10,000	-	10,000
Proceeds from issuance of common stock	82,500	-	82,500
Offering costs	(2,500)	-	(2,500)
Proceeds (payments) related parties - net	10,572	(1,000)	10,572

Net cash provided by (used in)
financing activities	100,572	(1,000)	100,572

Net increase (decrease) in cash	27,204	(18,370)	27,204

Adjustment for change in exchange rate	318	-	318

Cash balance, beginning of periods	153	22,743	153

Cash balance, end of periods	$27,675	$4,373	$27,675

See the accompanying notes to consolidated financial statements.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Six Months Ended		2010) through
	February 28,		February 28,
	2011	2010	2011

Supplementary information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$3,435	$-	$3,435
Net VAT receivable	9,667	-	9,667
Prepaid expenses and other current assets	1,169	-	1,169
Security deposit	990	-	990
Furniture and equipment	7,476	-	7,476
Accounts payable and accrued expenses	(625)	-	(625)
Related party payables	(47,589)	-	(47,589)

Net liabilities acquired	$(25,477)	$-	$(25,477)

Non-cash financing activities:
Forgiveness related party payables	$2,250	$-	$2,250

See the accompanying notes to consolidated financial statements.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation

TC Power Management Corp. (the “Company”) was incorporated in Nevada on February 13, 2007 and originally formed for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. Effective September 1, 2010, the Company changed its business strategy and is currently in the business of acquiring and exploring mineral properties. Accordingly, as of September 1, 2010 the Company is considered to be an exploration stage company.  Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these consolidated financial statements have been adjusted retroactively to reflect the stock split.

On January 13, 2011, the Company entered into a material definitive agreement with Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”) whereby through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) of its common shares.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased.  Axiom Mexico, as the surviving corporation in the merger and a wholly-owned subsidiary of the Company continues its existence under its current name and continues to be governed by the laws of the state of Chihuahua, Mexico.    The Articles of Incorporation and By-laws of Axiom Mexico, as in effect immediately prior to the merger, will be the articles of incorporation and by-laws of the surviving corporation in the merger until duly amended or repealed.  The members of the Board of Directors of Axiom Mexico, immediately prior to the merger are the members of the Board of Directors of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified in the manner provided in the articles of incorporation and by-laws of the surviving corporation in the merger, or as otherwise provided by law.  The officers of Axiom Mexico immediately prior to the merger are the initial officers of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified. The acquisition is accounted for as a basic business combination with the Company as the acquirer of Axiom Mexico.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation (Continued)

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of February 28, 2011 and the consolidated results of operations for the three and six months ended February 28, 2011 and 2010 and the period from inception of the exploration stage (September 1, 2010) through February 28, 2011 and the consolidated statements of cash flows for the six months ended February 28, 2011 and 2010 and the period from inception of the exploration stage (September 1, 2010) through February 28, 2011. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2010.

Note 2	Going Concern

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no established source of revenue and has accumulated significant losses and an accumulated deficit during its development stage. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
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

Principles of Consolidation – The consolidated financial statements include the accounts of TC Power Management Corp. and its wholly-owned Mexican subsidiary, Axiom Minerals de Mexico, S.A. de C.V. effective as of the date of its acquisition January 13, 2011.  All intercompany balances and transactions have been eliminated in consolidation.

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

Property and equipment – Furniture and equipment are originally recorded at their cost of acquisition.  Depreciation is calculated through the straight-line method on initial monthly balances of the assets, based on the estimated useful lives of assets, as follows:

                            Average Years

Furniture and fixtures                                                                                                          10
Computer equipment                                                                                                             3
Other equipment                                                                                                                  10

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3	Summary of Significant Accounting Policies (Continued)

Mineral Property Costs - The Company is in the exploration stage and has not yet realized any significant revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property acquisition and exploration costs are currently expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of February 28, 2011 at the period end exchange rates of 1.00 MXN to US $0.0824.  Income and expense amounts for the period January 13, 2011 through February 28, 2011 were translated using the average rates during the period of 1.00 MXN to US $0.0828.

Equity-Based Compensation - The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of the Company’s equity instruments, other than common stocks, is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3	Summary of Significant Accounting Policies (Continued)

Income Taxes – The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At February 28, 2011, the entire deferred tax asset, which arises primarily from our operating losses has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.  Axiom Minerals is subject to the tax laws of Mexico and its tax year is on a calendar basis.

At February 28, 2011, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of February 28, 2011, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Financial Instruments – The carrying values of the Company’s cash, accounts payable, accrued expenses, notes payable and related party payables approximate fair values because of the short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to credit risk consist principally of cash in banks. Cash is maintained in accounts with major financial institutions in the form of demand deposits and the Company has not experienced any losses on such deposits.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements - In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

In December 2010, the FASB issued ASC Update No. 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective prospectively for fiscal years and interim periods beginning after December 15, 2011. The Company does not anticipate the adoption of ASU 2010-28 will have a material impact on its consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4	Acquisitions

On January 13, 2011, the Company completed its acquisition of all of the outstanding shares of Axiom Mexico whereby through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) of its common shares.

The operating results of Axiom Mexico from January 13, 2011 to February 28, 2011 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of February 28, 2011 reflects the acquisition of Axiom Mexico, effective January 13, 2011, the date of the acquisition. The acquisition date fair value of the total consideration transferred was $500,000, which consisted of 2,000,000 shares of Company common stock valued at $0.25 per share.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

Cash	$3,435
Net VAT receivable	9,667
Other current assets	1,169
Security deposit	990
Furniture and equipment	7,476
Total identifiable assets	22,737
Related party loans payable	(47,589)
Other current liabilities	(625)
Total liabilities assumed	(48,214)
Net identifiable liabilities acquired	(25,477)
Goodwill	525,477

Net assets acquired	$500,000

The Company tested for impairment at the time of the acquisition and determined that the goodwill was impaired and recorded a charge of $525,477.  None of the goodwill is expected to be deductable for income tax purposes.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4	Acquisitions (Continued)

The amount of net loss of Axiom Mexico included in the Company’s Consolidated Statements of Operations (including goodwill impairment of $525,477) from the acquisition date, January 13, 2011, to the period ending February 28, 2011 are as follows:

	Three Months Ended February 28, 2011	Six Months Ended February 28, 2011	Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2011

Net loss	$(584,270)	$(584,270)	$(584,270)
Basic and diluted loss per share	$(0.02)	$(0.02)

The following supplemental pro forma information presents the consolidated financial results as if the acquisition of Axiom Mexico had occurred September 1, 2010.

	Three Months Ended February 28, 2011	Six Months Ended February 28, 2011	Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2011

Net loss	$(2,834,449)	$(2,986,385)	$(2,986,385)
Basic and diluted loss per share	$(0.11)	$(0.12)

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5.	Furniture and Equipment

Furniture and equipment at February 28, 2011 is as follows:

Furniture and equipment	$7,718
Accumulated depreciation	(435)

$7,283

Depreciation expense is $435 in the six months ended February 28, 2011.

Note 6	Related Party Transactions

Loans Payable – At February 28, 2011, the Company had loans payable of $1,681 and $51,314 to an employee/stockholder and an entity related to two stockholders of the Company, respectively, which primarily was used for working capital purposes. The loans currently have no terms of repayment and are non-interest bearing.

As of August 31, 2010, the Company had loans payable of $2,250 to the former Chief Executive Officer of the Company, Nigel Johnson, for administrative services provided to the Company. On October 30, 2010, the balance was forgiven by Mr.  Johnson and the amount of $2,250 was credited to additional paid-in capital.

Rent Expense – The Company, through February 2011, utilized minimal office space at the office of a current Director without charge (see Note 11). An amount of $500 per month, the estimated fair value, has been charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $1,500 and $3,000 in the three and six months ended February 28, 2011, respectively.

Professional Fees – Legal services are provided by a law firm in which a current Director serves as senior partner. Legal fees and related expenses amounted to approximately $16,000 and $34,000 in the three and six months ended February 28, 2011, respectively. There is approximately $17,000 in accounts payable as of February 28, 2011.

Accounting services are provided by an accounting firm in which our current Chief Financial Officer (“CFO”) provides consulting services. Accounting fees amounted to approximately $14,000 and $29,000 in the three and six months ended February 28, 2011, respectively. There is approximately $19,000 in accounts payable as of February 28, 2011.

Consulting services are provided by an entity in which one of our Directors is an owner. There is approximately $1,300 in expense and related party payables as of and for the six months ended February 28, 2011.

Consulting services are provided by an entity in which two of our stockholders are owners. There is approximately $3,800 in expense and related party payables as of and for the six months ended February 28, 2011.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6	Related Party Transactions (Continued)

Other – The Company is obligated to its chief executive officer for accrued and unpaid compensation and reimbursable expenses at February 28, 2011 in the amount of approximately $26,000 (See Note 11).

The Company is obligated to its Director – Business Development who is also a stockholder of the Company for accrued and unpaid compensation and reimbursable expenses at February 28, 2011 in the amount of approximately $72,000 (See Note 11).

Note 7.	Mineral Properties

We currently have an interest in two properties, Aurora and Gavilan, located in Sonora, Mexico. Initially our exploration activities will be concentrated mainly in these two properties.  We are also trying to acquire additional projects in Mexico but may not prove successful in obtaining additional properties. None of the properties have proven reserves.

GAVILAN PROJECT

Location

The Gavilan project is located 90 km northeast from Hermosillo, capital city of the Sonora State, Mexico and 100 km southeast of the deep water port town Puerto Libertad in the Gulf of California. The project lies in the western part of Sonora near the coast line where access and infrastructure are excellent as the property is located near major paved roads and power lines. The Gavilan project is comprised of two concessions Gavilan (E-82/34020) covering 678 hectares and Gavilan (E-34553) with 46.1028 hectares. The total area covered by the project is 724.1028 hectares.

Current Agreements regarding mining concessions:

We can earn a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual dated October 15, 2010 by paying a total of US$250,000 in staged payments, as amended, over a four year period as follows: US$10,000 paid upon signing the option agreement, US$15,000 payment due June 15, 2011, US$20,000 payment due December 15, 2011, US$25,000 payment due June 15, 2012, US$25,000 payment due December 15, 2012, US$40,000 payment due June 15, 2013, US$40,000 payment due December 15, 2013, and a US$70,000 payment due December 15, 2014. There is no underlying royalty on the Gavilan concessions.

AURORA PROJECT

Location

The Aurora project is located in southeast Sonora in Northwest Mexico, and is approximately 160 km east-southeast from Hermosillo, the capital of the State of Sonora. The project is about 4 km from the main highway and power line. Direct access to the Aurora project is by the international paved highway Mexico 16 to the km 160, then south 4 km by reasonably good all weather gravel roads.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7.	Mineral Properties (Continued)

Land Area

The Aurora project comprises two different concessions, Aurora and Guadalupe Group. The Aurora concession (E-82/33658) covers 120 hectares (290.5 acres) and Guadalupe Group has been divided into two different concessions:

Marco Fraction I (E-82/33649) with 330 hectares (815.5 acres) and Marco Fraction II (E-82/33649) with 120 hectares (290.5 acres). The total area covered by all concessions in this project is 570 hectares (1408.5 acres).

Current Agreements regarding mining concessions

Currently, we have two option agreements for the Aurora project, the Aurora option agreement covering 120 hectares and the Guadalupe Group option agreement integrated by the Marco Fraction I and Marco Fraction II concessions comprising 450 hectares.

We can earn 100% interest in the Aurora concession pursuant to an option agreement with individuals dated November 26, 2010 by paying a total of US$600,000 in staged payments over a four year period; US$15,000 paid upon signing the option agreement, US$20,000 payment due May 26, 2011, US$25,000 payment due November 26, 2011, US$30,000 payment due May 26, 2012, US$40,000 payment due November 26, 2012, US$50,000 payment due May 26, 2013, US$70,000 payment due November 26, 2013, US$150,000 payment due May 26, 2014, and a US$190,000 payment due November 26, 2014.    The option agreement for the Aurora concession is subject to a 2% net smelter return royalty. We may elect to purchase at any time up to the maximum of 1% of the net smelter return royalty in the maximum amount of US$500,000 for each 0.5%

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7.	Mineral Properties (Continued)

We can earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual dated on December 15, 2010 by making US$1,500,000 in staged payment over four years; US$15,000 paid upon signing the letter of intent, US$5,000 paid upon signing the option agreement, US$20,000 payment due June 15, 2011, US$25,000 payment due December 15, 2011, US$50,000 payment due June 15, 2012, US$70,000 payment due December 15, 2012, US$120,000 payment due June 15, 2013, US$195,000 payment due December 15, 2013, $400,000 payment due June 15, 2012, $600,000 payment due December 15, 2014. There is no royalty on the Guadalupe Group concessions.

Name	Title Number	Size	Location	Valid Date	Registration	Net Smelter Return
Aurora	266350	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 250 LIB. CONCESIONES MINERAS	2%
Marco Fraccion I	236348	330 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 248 LIB. CONCESIONES MINERAS	None
Marco Fraccion II	236349	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 249 LIB. CONCESIONES MINERAS	None

Note 8	Notes Payable

On November 9, 2010, the Company borrowed $10,000 from an unrelated party for working capital purposes. The note is unsecured and is due November 9, 2011 with 8% interest per annum.  Interest expense in the three and six months ended February 28, 2011 is $197 and $243, respectively.

Note 9	Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001.  We have reserved 7,000,000 common shares for issuance under our 2010 Stock Option Plan.  In the period ended August 31, 2007, the Company sold 20,000,000 shares of common stock for cash of $500. In the year ended August 31, 2008, the Company sold 4,483,400 shares of its common stock for cash of $112,085. There are no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock split.

Pursuant to a compensation agreement with a Director (former CEO), effective October 4, 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock (see Note 11). The shares are valued at $37,500 or $0.25 per share, the fair value at date of grant. The Company recorded share-based compensation of $37,500 in the six months ended February 28, 2011.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Stockholders’ Equity (Continued)

Pursuant to a compensation agreement with our CFO, effective October 19, 2010, the Company granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share, which represents the fair value at date of grant (see Note 11).  The option is immediately exercisable for five years from the date of issuance. The fair value of the option, $10,174, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense over the vesting period.  The expense recorded in the six months ended February 28, 2011 was $10,174.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, the Company issued two million (2,000,000) of its common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($0.25 per share) which represents the fair value on that date.

Pursuant to a compensation agreement with our Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vests over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the six months ended February 28, 2011 was $141,533.

Pursuant to a compensation agreement with our Director – Business Development, effective January 20, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.70.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the six months ended February 28, 2011 was $103,047.

Pursuant to a compensation agreement with our current CEO, effective January 24, 2011, the Company (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.75.  The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the six months ended February 28, 2011 was $1,747,073.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Stockholders’ Equity (Continued)

Pursuant to a compensation agreement with a Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The expense recorded in the six months ended February 28, 2011 was $37,563. The fair value of the option is charged to operations as share-based expense over the vesting period.

In January and February 2011, the Company sold 330,000 shares of common stock at $0.25 per share for gross proceeds of $82,500 to five non-US accredited investors pursuant to Regulation S.  The Company incurred offering costs of $2,500 pursuant to an escrow agreement.

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

2011

Dividend Yield	-%
Risk-Free Interest Rate	3.35%
Expected Life	9.74 Years
Expected Volatility	111.61%

2010 Stock Option Plan
The Plan, adopted by the Board of Directors on January 31, 2011, is intended to provide an incentive to our executive officers, directors, employees, independent contractors or agents who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value.

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of February 28, 2011, 250,000 shares of common stock are available for issuance under the plan.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9                      Stockholders’ Equity (continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the period.

	For the Six Months Ended
	February 28, 2011 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	-	-
Granted/Sold	6,750,000	$0.25
Expired/Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at February 28, 2011	6,750,000	$0.25	9.65 Years	$3,375,000

Exercisable at February 28, 2011	2,600,000	$0.25	9.52 Years	$1,300,000

The weighted-average grant-date fair value of options granted during the six months ended February 28, 2011  was $0.73.  No options were exercised during the period.

Summary on non-vested options as of and for the six months ended February 28, 2011 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at beginning of period	-	$-
Granted	6,750,000	$0.73
Vested	(2,600,000)	$0.73
Forfeited	-	$-
Non-vested at February 28, 2011	4,150,000	$0.73

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	February 28,	August 31,
	2011	2010
	(Unaudited)

Deferred tax assets:
Pre-operating costs	$151,388	$47,526
Share-based payments	816,155	-
Valuation allowance	(967,543)	(47,526)

Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three and six months ended February 28, 2011 and 2010 as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

U.S. statutory rate	(34%)	(34%)	(34%)	(34%)
State income tax – net of federal benefit	(5%)	(5%)	(5%)	(5%)
Change in valuation allowance	39%	39%	39%	39%

Effective Rate	-	-	-	-

At February 28, 2011, the Company had approximately $392,000 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs will be amortized in the 180 month period following the commencement of operations. No tax benefit has been reported in the February 28, 2011 and 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $920,000 and $11,000 in the six months ended February 28, 2011 and the year ended August 31, 2010, respectively.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Income Taxes

Axiom Mexico is subject to the following Mexican taxes:

a.	Income tax is incurred at the rate of 30%.

b.	The IETU tax is incurred at the rate of 17.5%. The taxable base is determined by totaling the revenues collected, less certain deductions paid, including the deduction of investments.

The tax incurred is reduced by certain credits related to investment in fixed assets and inventories not deducted when the law was enacted , as well as the ISR effectively paid in the year, in such a way that the IETU will be paid only on the difference between the ISR and IETU incurred, when the latter is greater.

c.
The Cash Deposit Tax Law (LIDE) tax is incurred at the rate of 3% on cash deposits that on an accumulated basis exceed $ 15,000 a month, bearing in mind that it must be applied by each institution in the Mexican financial system. The IDE may be credited against ISR for the same year and, as the case be, against the ISR withheld from third parties.

Note 11	Commitments

Compensation Agreements

On October 4, 2010, the Company appointed Steven A. Sanders to the Board of Directors and as Chief Executive Officer. Pursuant to the agreement, Mr. Sanders is to receive a stock award in the amount of 450,000 shares of Company common stock as compensation for serving as a director. 150,000 shares will be earned upon the start of each year for which he serves as a director.  The initial term of the agreement is three years. With the appointment of Mr. Quiroz (see below) Mr. Sanders resigned as Chief Executive Officer.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11	Commitments (Continued)

On October 18, 2010, the Company appointed Frank Lamendola as Chief Financial Officer.  Pursuant to the agreement, Mr. Lamendola received a stock option to purchase 50,000 shares of Company common stock at an exercise price of $0.25 per share.  The options were issued to Mr. Lamendola pursuant to a Stock Option Agreement, dated October 19, 2010, and are fully vested and exercisable for five years from the date of issuance.

Effective January 13, 2011, the Company appointed Francisco Quiroz as its new Chief Executive Officer and Director.  With the appointment of Dr. John Larson (see below) Mr. Quiroz resigned as Chief Executive Officer and assumed the title of Vice President – Exploration. Pursuant to his employment agreement, Mr. Quiroz will be compensated at the rate of $166,800 per annum effective as of January 13, 2011 for an initial term of three years and was granted stock options to purchase 600,000 shares of Company common stock at an exercise price of $0.25 per share.  The options vest semi-annually over a 2 year period and expire 10 years from the date of grant. In addition to other customary benefits, Mr. Quiroz will be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

On January 14, 2011 we entered into an agreement with Robert Knight pursuant to which in return for serving as Director – Business Development (a non-executive position), Mr. Knight will receive $7,500 per month and options to purchase 300,000 shares of our common stock exercisable at $0.25 per share. The options vest over a one year period and expire 5 years from the date of the grant. The initial term of the agreement is for a one year period.

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11	Commitments (Continued)

On January 24, 2011, the Company appointed Dr. John Larson as its new Chief Executive Officer and Director. Pursuant to his employment agreement, Dr. Larson will be compensated at the rate of $180,000 per annum effective as of January 15, 2011.  In addition to other customary benefits, he is also entitled to receive quarterly medical insurance reimbursements of $5,000.  Dr. Larson was granted stock options to purchase 5,500,000 shares at an exercise price of $0.25 per share.  The options vest over a 3 year period and expire 10 years from the date of grant.  Dr. Larson also received a signing bonus of 100,000 shares of common stock of the Company. Dr. Larson will also be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

On January 26, 2011 we entered into an agreement with Nivaldo Rojas pursuant to which in return for serving as a Director, Mr. Rojas will receive $1,000 per month and options to purchase 300,000 shares of our common stock exercisable at $0.25 per share. The options vest over a three year period and expire 10 years from the date of the grant. Additionally, the Company entered into a Finder’s Fee Agreement with an entity in which Mr. Rojas is an owner whereby the Company will pay the entity fees, as defined in the agreement, for (i) finding suitable properties to acquire and (ii) gold discovered on such properties.

Pursuant to the compensation agreements, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify the officers and directors to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of his services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries.

Approximate future commitments under the compensation agreements are as follows:

Twelve months ended
February 28, 2011
(Unaudited)

2012	$399,000
2013	347,000
2014	303,000

Total	$1,049,000

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11	Commitments (Continued)

Pooling Agreement

Effective January 13, 2011, certain shareholders (the “Shareholders”) owning approximately 17,100,000 shares of Company common stock entered into a share pooling agreement. Terms of the agreement are summarized as follows:

1.  Voting Rights

During the term of the pooling agreement, each shareholder may exercise all voting rights attached to such shareholder’s shares, except that:

(a)           Shareholder A and B hereby grant to Shareholders C, D, E and F the right and title to vote all of Shareholder A and B’s shares for the exclusive purpose to elect as many members of the board of directors, as necessary to have Shareholders C, D, E and F elect 51% of such Board of Directors; and

(b)           Shareholders C, D, E and F hereby grant to Shareholder A and B the right and title to vote all of Shareholders C, D, E and F’s shares for the exclusive purpose to elect as many member of the board of directors, as necessary to have Shareholder A and B elect a maximum 49% of such Board of Directors.

Each of the Shareholders understand that the election of directors may be outside of the control of the other Shareholders hereto depending on the number of shares held by persons not party to this pooling agreement and how such persons vote those shares.

2.  Release from Pooling Arrangement

While the shares are subject to the pooling arrangement, the Shareholders to the pooling agreement shall not assign, deal with, pledge, sell, trade or transfer in any manner whatsoever, or agree to do so in the future, any of the shares or any beneficial interest in them, except as set out in this Section.  Except in respect of the following, the Company shall not effect or acknowledge any transfer, trade, pledge, mortgage, lien, assignment, declaration of trust or any other documents evidencing a change in the legal or beneficial ownership of or interest in the shares.  Any shares sold shall be executed as agreed upon by the Shareholders but the release of shares from the pooling arrangement will be on a pro rata basis.  A Shareholder may elect not to participate in the sale of shares.  The sale of the shares is not cumulative and at the end of each period described below and shares not sold will not carry forward into the next period:

TC POWER MANAGEMENT CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11	Commitments (Continued)

(a)	During the first twelve months from the date of this Agreement no shares will be released from the pooling agreement.

(b)	Following the initial 1 year hold period, the Shareholders will agree, from time to time, based on market conditions to liquidate part of the position held on the pooling arrangement; and

(c)	At the end of the 36 month of the pooling arrangement, all of the remaining shares shall be released from the pooling arrangement.

Notwithstanding the foregoing, the Shares shall be released from pooling arrangement and delivered to the Shareholders if a takeover bid has been accepted by the majority of the outstanding shares in a Shareholders Meeting of the Company such that the purchaser under the takeover bid is entitled to force a sale by all shareholders of the Company.

Lease Agreements
In February 2011, we entered into a one year lease for administrative office space in Oro Valley, Arizona. The lease is effective March 1, 2011 at a cost of $900 per month.

On August 10, 2010, Axiom Mexico entered into a twelve month lease for office facilities.  The annual rent is 108,000 Mexican Pesos (US $8,268).  A rent deposit of 12,000 Mexican Pesos (US $919) has been recorded in the balance sheet.

Other
According to current fiscal provisions, Mexican tax authorities are entitled to review the last five fiscal years prior to the more recent income tax return filed.

In accordance with the Income Tax Law (LISR), when transactions are performed with related parties, they are subject to tax restrictions and obligations regarding the determination of the prices agreed, because these must be similar to those that would have been used with or between independent parties in comparable transactions.

Note 12	Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

In April 2011, the Company borrowed $20,000 from an unrelated party for working capital purposes.  The note is payable on demand with 8% interest per annum.

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

Overview.   The Company was incorporated in the State of Nevada on February 13, 2007. The Company is in the development stage of its business and has not generated any revenues.  It abandoned its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, the Company entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”).  There are no material relationships between TC Power, its officers and director or its affiliates and the shareholders of Axiom Mexico, other than in respect to the material definitive agreement and the pooling agreement described herein.  The agreement called for TC Power, through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, to acquire all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) common shares of TC Power.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased to exist.  Axiom Mexico, as the surviving corporation in the merger and a wholly-owned subsidiary of TC Power and continues its existence under its current name and continues to be governed by the laws of the state of Chihuahua, Mexico.    The Articles of Incorporation and By-laws of Axiom Mexico, as in effect immediately prior to the merger, are the articles of incorporation and by-laws of the surviving corporation in the merger until duly amended or repealed.  The members of the Board of Directors of Axiom Mexico, immediately prior to the merger have been confirmed as members of the Board of Directors of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified in the manner provided in the articles of incorporation and by-laws of the surviving corporation in the merger, or as otherwise provided by law.  The officers of Axiom Mexico immediately prior to the merger have been confirmed as the initial officers of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified.

No agent, broker, firm or other person acting on behalf of Axiom Mexico, TC Power or Axiom Acquisition Corp. was entitled to any investment banking, commission, broker's or finder's fees in connection with this transaction.

Our plan of operation is forward looking, and there is no assurance that we will ever begin operations.

Plan of Operations

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals.

Our proposed principal product is precious metals.  Prior to production of precious metals we must develop, mine, and smelt or further refine  mineral resources, if any, located on properties that we have the right to develop.  Prior to developing precious metals, we must explore for, and determine that they are in sufficient quantities to warrant mining and selling them. In order to commence the exploration and development of precious metals properties, we will need to accomplish the following milestones:

1.         Acquire and/or Begin Exploration of Mineral Properties. We will need to raise additional funds or issue shares of the Company to pay for the cost of exploration on our existing mineral properties and/or to acquire additional mineral properties.

2.         Hire Qualified Staff. We will need to hire qualified people to execute our new business plan to explore precious metals mineral properties. We will need to raise additional funds to attract qualified people to our Company.   We do intend to hire employees at this time both as staff and/or through a third party service provider in Mexico. We plan to hire two senior geologists and two junior geologists over the next 12 months.  Our officers and directors will handle our administrative duties.

If we are not able to negotiate suitable terms to raise capital, then we may have to suspend or cease operations. As of the date of this filing, we have raised $82,500 from the sale of equity and received $30,000 in debt financing but have not secured any additional financing.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

There is no historical financial information about us upon which to base an evaluation of our performance. With our acquisition of Axiom Mexico, we are currently in the exploration stage of our operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to raise additional capital to operate. Future financing may not be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The following sets out a description of those properties which we have a right to explore for precious minerals.

GLOSSARY OF CERTAIN MINING TERMS

BRECCIA -- A rock in which angular fragments are surrounded by a mass of finer-grained rock.

EXPLORATION -- Work involved in searching for ore, usually by sampling rocks, drilling or driving a drift.

MINERAL -- A naturally occurring homogeneous substance having definite physical properties and, if formed under favorable conditions, a definite crystal form.

MINERALIZATION -- The act or process of mineralizing.

MINERALIZED MATERIAL OR DEPOSIT -- A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, concludes economic feasibility.

MINING CONCESSION --  A term used to describe an area of land for which the owner of the concession has the right to explore for and develop mineral deposits.  The rights to and ownership of the minerals in the concession are granted, in our case, by the Mexican Government to the former owners who then either transferred or optioned them to us.  In Canada and the United States, the term is commonly referred to as a Mineral Right or Mining Claim.

NET SMELTER RETURN (NSR) -- A share of the net revenues generated from the sale of metal produced by a mine.

ORE -- Mineralized material that can be mined and processed at a positive cash flow.

OREBODY -- A natural concentration of valuable material that can be extracted and sold at a profit.

RECLAMATION -- The restoration of a site after mining or exploration activity is completed.

ROYALTY -- An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. The royalty, generally, is based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

Mineral Properties

Axiom Mexico currently controls two properties, Aurora and Gavilan, located in Sonora, Mexico, and advanced exploration activities are concentrated in these two properties.  Axiom Mexico is also in the process of evaluating additional projects in Mexico for possible acquisitions. All of the properties are in the exploration stage and have no proven reserves.

Mezquite Mine
Picacho Mine
Cargo Muchacho
La Herradura
Cananea
San Francisco
Nacozari
Gavilán
Hermosillo
La India
Mulatos
Aurora
Gulf of California
Phoenix
Tucson
Nogales
Bisbee
Agua Prieta
Caborca
Yuma
San Luis Rio Colorado
Mexicali
El Centro
Aztec
Globe
Clifton
UNITED STATES
MEXICO
Arizona
New Mexico
Legend
In-production Cu mines
>1.5MOz Au mines
>0.5MOz Au mines
Au prospects
100
Km

Figure 1. Location of the projects.

AURORA PROJECT

Location

The Aurora project is located in southeastern Sonora in Northwest Mexico, and is approximately 160 km east-southeast from Hermosillo, the capital of the State of Sonora. The project is about 4 km from the main highway and power line. Direct access to the Aurora project is by international paved highway Mexico 16 to km 160, then south 4 km by all-weather gravel roads.

Land Area

The Aurora project comprises two different concessions: 1) Aurora, and 2) Guadalupe Group. The Aurora concession (E-82/33658) covers 120 hectares (290.5 acres) and Guadalupe Group has been divided into two different concessions:  Marco Fraccion I (E-82/33649) with 330 hectares (815.5 acres) and Marco Fraccion II (E-82/33649) with 120 hectares (290.5 acres). The total area covered by all concessions is 570 hectares (1,408.5 acres).

Figure 2. Concessions comprising the Aurora project.

Current Agreements regarding mining concessions

Currently, Axiom Mexico has two option agreements for the Aurora project: 1) the Aurora option agreement covering 120 hectares, and 2) the Guadalupe Group option agreement covering the Marco Fraction I and Marco Fraction II concessions, and comprising 450 hectares.

Axiom Mexico may earn 100% interest in the Aurora concession pursuant to an option agreement with individuals dated November 26, 2010 by paying US$600,000 in staged payments during four years: $15,000 upon signing the option agreement (paid), $20,000 payment due May 26, 2011, $25,000 payment due November 26, 2011, $30,000 payment due May 26, 2012, $40,000 payment due November 26, 2012, $50,000 payment due May 26, 2013, $70,000 payment due November 26, 2013, $150,000 payment due May 26, 2014, and $190,000 payment due November 26, 2014.    The option agreement for the Aurora concession is subject to a 2% NSR.  At any time Axiom Mexico may elect to purchase up to 1% of the NSR in exchange for a payment of US$500,000 for each 0.5%

Axiom Mexico may earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual dated on December 15, 2010 by making US$1,500,000 in staged payments over four years: $15,000 upon signing the letter of intent (paid) $5,000 upon signing the option agreement (paid), $20,000 payment due June 15, 2011, $25,000 payment due

December 15, 2011, $50,000 payment due June 15, 2012, $70,000 payment due December 15, 2012, $120,000 payment due June 15, 2013, $195,000 payment due December 15, 2013, $400,000 payment due June 15, 2012, $600,000 payment due December 15, 2014. There is no royalty on the Guadalupe Group concessions.

Name	Title Number	Size	Location	Valid Date	Registration	NSR
Aurora	266350	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 250 LIB. CONCESIONES MINERAS	2%
Marco Fraccion I	236348	330 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 248 LIB. CONCESIONES MINERAS	None
Marco Fraccion II	236349	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 249 LIB. CONCESIONES MINERAS	None

Exploration History

Previous exploration work on the property has been done by prospectors and a junior exploration company. Several adits, at least one shaft, and numerous pits were excavated by gambusino (artisanal) miners in the early 1900s. No records of the results of this activity are available. More recently, in the 1990s, Cyprus drilled 5 holes exploring for a porphyry copper system. They drilled in El Labra zone (westernmost area of the Aurora project) covering an area about 500 x 200 meters. Axiom Mexico does not have any results from this drilling program.

Axiom Mexico has completed preliminary sampling on the property.  There are no existing reserves on the Aurora properties.

Geology

The Aurora project comprises andesitic and dacitic volcanic rocks which have been intruded by rocks varying in composition from granodiorite to quartz-monzonite. Breccia pipes with quartz-tourmaline alteration are common throughout the project area. Crackle breccia consisting of strong sericite-quartz-altered fragments with quartz-tourmaline infill is widespread within the area of strong oxidation.

ZONA MINERALIZADA SANTA CLARA
ZONA MINERALIZADA EL AGUILA
LINEAMIENTO EL LOBO
LINEAMIENTO GLORIA VIEJA
FALLA LA LOMA
Marco Fracción I
Aurora
Marco Fracción II
Qptgv–ar
Qheal
TmA–B
TmA–TRd
KsA–Da
TsTR–A
B
2
km

Figure 3. Aurora project geology

The dominent fault orientation is N70°-80°E with secondary structural systems showing orientations of N20°E and N30°-40°W. Gold mineralization at the property is mostly associated with the main fault trend (N70°-80°E) which dips 50° to the southeast and cuts the volcanic rocks. The fault zone varies from 3 to 10 meters in width, and is characterized by intense silicification, oxidation and clay alteration which generally has obliterated  primary textures and original minerals in the volcanic rocks. Samples from the strongly altered and mineralized area returned gold values varying from 0.3 up to 5.9 g/t

0.436
A. Noria Vieja
Bordo el Cusi
CAÑADA POTRER
0.789
0.398
0.755
0.959
0.494
0.803
0.344
5.910
0.444
0.468
1.558
CAÑADA EL CUSI
1.532
0.421
0.817
Minas
(Fuera de Uso)
C. EL QU
C. LA SOLEDAD
26054002
Alteration zone
-Quartz-Sericite
-Bx Quartz-Tourmaline
-Tourmaline
-Intense oxidized zone (Hem+Goe±Jar)
Chip sample (Au g/t)
1
km
USA
México
Arizona
N. Mexico
Sonora
100

Figure 4. Aurora project rock-chip sampling

Infrastructure

The property is located 4 km south of a major paved highway just west of the town of San Javier.  Access to the property is via an all-weather gravel road in good condition.  There is a power line running parallel to the highway.  We have not determined if adequate water is available in the area.  There is no telephone service in the area, and communication is with satellite phone or two-way radio.

Budget

We estimate the budget for an initial exploration program at approximately $435,000.  The initial program may include geochemical sampling, ground based geophysical exploration, mapping, trenching and sampling, and will have the goal of identifying drill targets for a subsequent drilling program.  The subsequent drill program has not been budgeted as of the date of this report.

GAVILAN PROJECT

Location

The Gavilan project is located 90 km northwest of Hermosillo, the capital city of Sonora State, and 100 km southeast of the deep-water port of Puerto Libertad on the Gulf of California. The project lies in the western part of Sonora near the coast; access and infrastructure are excellent as the property is located near major paved roads and power lines.

Land Area

The Gavilan project comprises two concessions: 1) Gavilan (E-82/34020) covering 678 hectares, and 2) Gavilan (E-34553) with 46.1028 hectares. The total area is 724.1028 hectares.

Figure 5. Concessions comprising the Gavilan project.

Current Agreements regarding mining concessions

Axiom Mexico may acquire a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual dated 15 October, 2010 by making US$250,000 in staged payments, as amended, over a period of four years as follows: $10,000 upon signing the option agreement (paid), $15,000 payment due June 15, 2011, $20,000 payment due December 15, 2011, $25,000 payment due June 15, 2012, $25,000 payment due December 15, 2012, $40,000 payment due June 15, 2013, $40,000 payment due December 15, 2013, and $70,000 payment due December 15, 2014. There is no underlying royalty on the Gavilan concessions.

Exploration History

Prior to our acquisition of the property, Gavilan was not tested or explored by modern exploration techniques. Gavilan is an early-stage project.

Geology

Gavilan is dominated by volcanic rocks composed mainly of dacitic tuffs, rhyolite domes and other tuffs.  Initial mapping and sampling indicated discontinuous outcrops of quartz veins trending north and north-northwest. Quartz veining in sheeted zones and local stockwork areas greater than 12 meters wide have returned values ranging from trace to 6.06 g/t Au and trace to 25 g/t Ag. The style of mineralization suggests a low sulfidation system.

N
El Gavilán
FHB-7
LA ESPERANZA
YESO
(SW,07,SF)
LA MELISA
Ag,Au
(VT,04,OX)
ToTR-R
11°
Gavilan
C. EL VOLTEADERO
PHB-8
23°
TmTR-B
5
Km

Figure 6. Gavilan project geology.

Infrastructure

The property is located 10 km east of a major paved highway.  Access to the property is via an all-weather gravel road in good condition.  There is a power line running parallel to the highway.  Axiom Mexico has not determined if adequate water is available in the area.  There is no telephone service in the area, and communication is by satellite phone or two way radio.

Budget

Axiom Mexico estimates the budget for an initial exploration program at $127,500.  The initial program may include geochemical sampling, mapping, trenching and sampling, and will have the goal of identifying drill targets for a subsequent drilling program.  The subsequent drill program has not been budgeted as of the date of this report.

Competition

We compete with other mining and exploration companies in connection with the acquisition of mining claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees.  Many of these companies are much larger than us, have greater financial resources and have been in the mining business much longer than we have.  As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties.  The Company may not be able to compete against these companies in acquiring new properties and/or qualified people to work on any of our properties.

There is significant competition for the limited number of gold and silver acquisition opportunities available and, as a result, we may be unable to continue to acquire attractive gold and silver mining properties on terms we considers acceptable.

Given the size of the world market for gold and silver relative to individual producers and consumers of gold and silver, we believes that no single company has sufficient market influence to significantly affect the price or supply of gold and silver in the world market.

Governmental Regulations

The Company’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Any mineral exploration activity conducted by the Company requires permits from governmental authorities.  The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations and establish requirements for the decommissioning of mining properties after operations have ceased. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time. In addition, in certain jurisdictions, we may be subject to foreign investment controls and regulations governing our ability to remit earnings abroad.

Axiom Mexico’s operations and properties are subject to a variety of governmental regulations including, among others, regulations promulgated by SEMARNAT, Mexico’s environmental protection agency; the Mexican Mining Law; and the regulations of the Comisión National del Agua with respect to water rights.  Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.  If Axiom Mexico puts any of its properties into production, operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

The need to comply with applicable laws, regulations and permits will increase the cost of operation and may delay exploration. All permits required for the conduct of mining operations, including the construction of mining facilities, may not be obtainable, which would have an adverse effect on any mining project we might undertake.  Additionally, failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration to cease or be curtailed.  Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current governmental laws and regulations affecting mining companies, or the more stringent application thereof, could adversely affect the Company’s operations.  The extent of any future changes to governmental laws and regulations cannot be predicted or quantified.  Generally, new laws and regulations result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new requirements.
To keep our Mexican mineral concessions in good standing with the Government of Mexico, Axiom Mexico must pay yearly property taxes.  These taxes are based on a tariff per hectare and per the number of years (maturity) of each concession.  The taxes are paid twice a year.  Axiom Mexico is in compliance with all of our tax payments to the government.

Axiom Mexico is also subject to the tax laws of Mexico and its tax year is on a calendar basis.

The Company believes that it is in compliance with all material current government controls and regulations at each of our properties.

Compliance with Environmental Laws

Our current exploration plan and any future mining operations are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial condition or results of operations.  In the event that we  makes a mineral discovery and decides to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

In Mexico, Axiom Mexico is required to submit, for government approval, a reclamation plan for each of its mining sites that establishes its obligation to reclaim property after minerals have been mined from the site. In some jurisdictions, bonds or other forms of financial assurances are required as security for these reclamation activities. Axiom Mexico may incur significant costs in connection with these restoration activities. The unknown nature of possible future additional regulatory requirements and the potential for additional reclamation activities create uncertainties related to future reclamation costs.

Employees

Other than our President and Chief Financial Officer we have only one employee in a non-executive position working for the Company.  Other than our VP Exploration, we currently have no employees in Axiom Mexico, and all of the geologists we plan to have in the field and administration staff in offices at this time will be under contract to a third-party service provider.

All mineral exploration and operations may be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our properties into production, such operations may also be contracted out to third parties.  We rely on members of management to handle all matters related to business development and business operations.

Results of Operations

For the three and six months ended February 28, 2011, as compared to the three and six months ended February 28, 2010.

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the six months ended February 28, 2011 our total operating expense was $2,960,460, as compared to total operating expense of $19,137 for the six months ended February 28, 2010. For the three month period ended February 28, 2011 our total operating expense was $2,820,158, as compared to total operating expense of $15,594 for the three month period ended February 28, 2010. Our total operating expenses consist primarily of equity-based compensation, the impairment of goodwill associated with the acquisition of Axiom Minerals de Mexico S.A. de C.V. and the associated legal expenses and accounting expenses.  We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the six months ended February 28, 2011, our net loss was $2,960,703, as compared to the six months ended February 28, 2010, in which our net loss was $19,137.  For the three month period ended February 28, 2011, our net loss was $2,820,355, as compared to the three month period ended February 28, 2010, in which our net loss was $15,594.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

Cash and Working Capital

We had cash of $27,675 as of February 28, 2011 as compared to $153 as of August 31, 2010, our fiscal year end. We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $950,000 from March 2011 to February 2012 to carry out exploration and administration activities on our Mexican mineral properties. We are also looking to acquire properties in Argentina and Chile.  If such a property was acquired this year, we would expect the exploration budget for those properties to be approximately $500,000.  We have not acquired any properties in South America as of the date of this report.  We also anticipate spending approximately $1,200,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

We will need to raise additional working capital to maintain basic operations. We plan to raise those funds through the sale of equity or debt. We do not have any other sources of additional capital for the Company and no assurance may be given that we will be able to find sources to raise additional capital. Failure to raise any additional capital would most likely require us to cease operations and abandon all of our exploration properties.

On January 13, 2011, we entered into an Agreement and Plan of Merger whereby our subsidiary acquired all of the issued and outstanding shares of Axiom Minerals de Mexico S.A. de C.V. (“Axiom Mexico”), a company  engaged in the exploration and development of precious metal properties, in exchange for the issuance of two million of our common shares.  In the Agreement and Plan of Merger, we provided a representation and warranty to Axiom Mexico that the approval of our shareholders would be obtained as it “is required in accordance with the laws of the State of Nevada to consummate the Reincorporation . . . .”  While such language could be interpreted to indicate that shareholder approval was required for the acquisition, we do not believe so as:

●	the inclusion of such language was a clerical error carried over from a prior transaction as the term Reincorporation is not defined in the agreement,

●	even if not a clerical error, the term reincorporation would refer to our reincorporating in another state, something that is not contemplated by the Agreement and Plan of Merger,

●	shareholder approval is not required in accordance with the laws of Nevada to consummate the merger contemplated by the Agreement and Plan of Merger and

●
even if such phrase were to apply to this transaction, there would be no liability as the provision applies to a representation and warranty for an action that is not contemplated by the Agreement and Plan of Merger.

If a court or administrative body were to disagree with our conclusion, we could be subject to significant liability, lose our primary assets or be forced to cease operations.  To reduce our exposure, we have obtained a waiver of all liability from Axiom Mexico and its sole shareholder at the time of the acquisition as to the representation and warranty regarding obtaining shareholder approval for a reincorporation.

Cash Used in Operating Activities

Cash used in operating activities increased to $76,557 for the six months ended February 28, 2011 compared to $17,370 for the six months ended February 28, 2010. The cash used in operating activities was primarily for general and administrative expenses.

Investing Activities

We received $3,435 in cash from the acquisition of Axiom Mexico. We acquired  $246 in office equipment during the reporting period. There are no significant additional capital expenditures for the current fiscal year anticipated at this time.

Financing Activities

Cash provided by financing activities increased to $100,560 for the six months ended February 28, 2011 compared to -$1,000 for the six months ended February 28, 2010. Most of the cash provided by financing activities was from issuing of common shares and notes payables. Cash provided by financing activities was used to fund our operating activities.

Liabilities

As of February 28, 2011, our total liabilities were $290,879, compared to $6,026 as of February 28, 2010.  Of that amount for the period ended February 28, 2011, $58,161 was owed to a related party compared to August 31, 2010 where we had a related party note payable to Nigel Johnson, our former CEO, of $2,250 for administrative expenses.

As of February 28, 2011 we had a promissory note in the amount of $10,000 due in 1 year accruing interest at 8%.  The loan is from a non-related party and is unsecured.  For the period ended February 28, 2010, we did not have any notes payable to unrelated parties.

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

In February 2011, we sold 330,000 shares of common stock pursuant to Regulation S to five investors for $82,500.

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

Going Concern:

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern depends upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time, raising substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We have a history of operating losses and will need to raise additional capital to fund our planned operations. As at February 28, 2011, we had working capital deficiency of $238,793 (February 28, 2010 – working capital deficiency of $5,873) and an accumulated deficit of $3,082,565 ($121,862 from prior operations and $2,960,703 during the exploration stage)(February 28, 2010 - $121,862). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that our operations will be profitable. We have conducted private placements of common stock, which have generated funds for our initial operations. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of February 28, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of February 28, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of February 28, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of February 28, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of February 28, 2011, there were no independent directors and no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

Item 4(T). Controls and Procedures

Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2011, we sold 330,000 shares of common stock pursuant to Regulation S to five investors for $82,500.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

Effective January 31, 2011, holders of 17,150,000 shares of our common stock, representing approximately 64.2% of our outstanding common stock, have executed a written consent in lieu of Annual Meeting (the "Written Consent") to:

● ●
Amend our Articles of Incorporation to change the name of our Company from “TC Power Management Corp.” to “Axiom Gold and Silver Corp.”;

•  Amend our Articles of Incorporation to authorize the increase the authorized capital from 100,000,000 shares of common stock $0.001 par value to 300,000,000 shares of common stock $0.001 par value.

●	Amend our Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, no par value; and
●
Adopt the 2010 Stock Option Plan (the "Plan") pursuant to which our board of directors is given the ability to provide incentives through the issuance of options to purchase up to 7,000,000 shares of our common stock, to certain employees, directors, officers and consultants.

These resolutions have been suspended until a later date.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer and Acting Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TC Power Management Corp.

By: /s/ John Larson
      John Larson
Its: President, Chief Executive Officer, Director (Principal Executive Officer).