Form 10-Q
period 2011-05-31
Axiom Gold & Silver Corp
filed 2011-07-13
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Gold and Silver Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 E. Innovation Park Dr. Oro Valley, AZ 85755
(Address of principal executive offices)

(520) 318-5595
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒ No

As of July 8, 2011, there were 30,157,400 shares of the issuer $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Gold and Silver Corp. (“Axiom Gold and Silver” or the “Company”) (formerly TC Power Management Corp.) as of May 31, 2011, and for the three and nine months ended May 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Axiom Gold and Silver’s Form 10-K filing with the SEC for the year ended August 31, 2010.  In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The results of operations for the nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1	Consolidated Balance Sheets as of May 31, 2011 (unaudited) and August 31, 2010.

F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2011 and 2010 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2011 (unaudited).

F-3	Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2011 (unaudited).

F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2011 and 2010 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2011 (unaudited).

F-6	Notes to Consolidated Financial Statements (unaudited).

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	August 31,
	2011	2010
	(Unaudited)

ASSETS

Current assets
Cash	$48,078	$153
Net VAT receivable	35,018	-
Prepaid and other current assets	417	-

Total current assets	83,513	153

Property and equipment – net	10,180	-

Other	2,433	-

Total assets	$96,126	$153

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$222,704	$3,776
Notes payable	30,000	-
Related party payables	42,443	2,250

Total liabilities	295,147	6,026

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	-	-
Common stock, $0.001 par value, 300,000,000
shares authorized, 28,663,400 and 24,483,400
shares issued and outstanding at May 31, 2011
and August 31, 2010, respectively	28,663	24,483
Additional paid-in capital	3,762,531	91,506
Accumulated other comprehensive loss	(5,504)	-
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(3,862,849)	-

Total stockholders’ deficiency	(199,021)	(5,873)

Total liabilities and stockholders’ deficiency	$96,126	$153

See the accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	May 31,		May 31		May 31,
	2011	2010	2011	2010	2011

Expenses
Compensation	$675,688	$-	$2,922,390	$-	$2,922,390
Impairment of goodwill	-	-	525,477	-	525,477
General and administrative	229,376	4,610	417,657	23,747	417,657

Total expenses	905,064	4,610	3,865,524	23,747	3,865,524

Interest expense	469	-	712	-	712

Foreign currency gain	(3,387)	-	(3,387)	-	(3,387)

Net loss	$(902,146)	$(4,610)	$(3,862,849)	$(23,747)	$(3,862,849)

Basic and diluted loss per share	$(0.03)	$-	$(0.15)	$-

Weighted average number of common
shares outstanding – basic and diluted	27,764,487	24,483,400	26,046,843	24,483,400

See the accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2011 (Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated	Total
			Additional	Other	Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Equity
	Shares	Amount	Capital	Income	Operations	Stage	(Deficiency)

Balance from prior operations, September 1, 2010	24,483,400	$24,483	$91,506	$-	$(121,862)	$-	$(5,873)

Common stock issued for compensation at $0.25 per share	150,000	150	37,350	-	-	-	37,500

Forgiveness of related party loan payable	-	-	2,250	-	-	-	2,250

Stock based compensation for options issued to employees and directors	-	-	2,577,455	-	-	-	2,577,455

Common stock issued for compensation at $0.75 per share	100,000	100	74,900	-	-	-	75,000

Common stock issued for the acquisition of Axiom Mexico at $0.25 per share	2,000,000	2,000	498,000	-	-	-	500,000

Related party rent expense	-	-	3,000	-	-	-	3,000

Common stock issued for cash at $0.25 per share	1,930,000	1,930	480,570	-	-	-	482,500

Offering costs	-	-	(2,500)	-	-	-	(2,500)

Components of comprehensive loss:
Foreign Currency Translation	-	-	-	(5,504)	-	-	(5,504)

Net loss for the nine months
ended May 31, 2011	-	-	-	-	-	(3,862,849)	(3,862,849)

Total comprehensive loss	-	-	-	-	-	-	(3,868,353)

Balance May 31, 2011 (Unaudited)	28,663,400	$28,663	$3,762,531	$(5,504)	$(121,862)	$(3,862,849)	$(199,021)

See the accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Nine Months Ended		2010) through
	May 31,		May 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(3,862,849)	$(23,747)	$(3,862,849)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	2,689,955	-	2,689,955
Impairment of goodwill	525,477	-	525,477
Related party rent expense	3,000	-	3,000
Depreciation expense	783	-	783
Foreign currency gain	(3,387)		(3,387)
Changes in assets and liabilities:
Net VAT receivable	(25,821)	-	(25,821)
Prepaid expenses and other current assets	752	-	752
Other	(1,443)	-	(1,443)
Accounts payable and accrued expenses	218,233	2,709	218,233

Net cash used in operating activities	(455,300)	(21,038)	(455,300)

Cash flows from investing activities
Acquisition of equipment	(3,487)	-	(3,487)
Cash received in acquisition	3,435	-	3,435

Net cash used in investing activities	(52)	-	(52)

Cash flows from financing activities
Proceeds from notes payable	30,000	-	30,000
Proceeds from issuance of common stock	482,500	-	482,500
Offering costs	(2,500)	-	(2,500)
Proceeds (payments) related parties - net	(5,146)	(1,000)	(5,146)

Net cash provided by (used in)
financing activities	504,854	(1,000)	504,854

Net increase (decrease) in cash	49,502	(22,038)	49,502

Adjustment for change in exchange rate	(1,577)	-	(1,577)

Cash balance, beginning of periods	153	22,743	153

Cash balance, end of periods	$48,078	$705	$48,078

See the accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Nine Months Ended		2010) through
	May 31,		May 31,
	2011	2010	2011

Supplementary information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$3,435	$-	$3,435
Net VAT receivable	9,667	-	9,667
Prepaid expenses and other current assets	1,169	-	1,169
Security deposit	990	-	990
Furniture and equipment	7,476	-	7,476
Accounts payable and accrued expenses	(625)	-	(625)
Related party payables	(47,589)	-	(47,589)

Net liabilities acquired	$(25,477)	$-	$(25,477)

Non-cash financing activities:
Forgiveness related party payables	$2,250	$-	$2,250

See the accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Nature of Business and Basis of Financial Statement Presentation

Axiom Gold and Silver Corp. (the “Company”) was incorporated in Nevada on February 13, 2007 under the name TC Power Management Corp. and originally formed for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. Effective September 1, 2010, the Company changed its business strategy and is currently in the business of acquiring and exploring mineral properties. Accordingly, as of September 1, 2010, the Company is considered to be an exploration stage company.  On May 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name to Axiom Gold and Silver Corporation.  In addition, the Amendment increased the number of authorized shares of common stock from 100,000,000 to 300,000,000 and authorized the issuance of 10,000,000 preferred shares, the terms of which may be determined by the Board of Directors without the vote of shareholders. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these consolidated financial statements have been adjusted retroactively to reflect the stock split.

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Nature of Business and Basis of Financial Statement Presentation (Continued)

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of May 31, 2011 and the consolidated results of operations for the three and nine months ended May 31, 2011 and 2010 and the period from inception of the exploration stage (September 1, 2010) through May 31, 2011 and the consolidated statements of cash flows for the nine months ended May 31, 2011 and 2010 and the period from inception of the exploration stage (September 1, 2010) through May 31, 2011. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements for the year ended August 31, 2010 contained in the Company’s amended Current Report on Form 8-K (the “Form 8-K”).

Note 2.	Going Concern

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, and has accumulated significant losses and an accumulated deficit during its exploration stage. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2.	Going Concern (Continued)

The Company’s current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations. In order to implement its business plan, the Company needs to raise additional capital through equity or debt financings or through loans from shareholders or others. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional capital and eventually attain profitable operations. There can be no assurance that the Company will be able to raise additional capital or execute its business strategy.

Note 3.	Summary of Significant Accounting Policies

The Company’s other accounting policies are set forth in Note 3 of the audited financial statements for the year ended August 31, 2010 included in the Form 8-K.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned Mexican subsidiary, Axiom Minerals de Mexico, S.A. de C.V. effective as of the date of its acquisition January 13, 2011.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3.	Summary of Significant Accounting Policies (Continued)

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

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of May 31, 2011 at the period end exchange rate of 1.00 MXN to US $0.08607.  Income and expense amounts for the period January 13, 2011 through May 31, 2011 were translated using the average rates during the period of 1.00 MXN to US $0.0841.

Equity-Based Compensation - The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of the Company’s equity instruments, other than common stock, is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3.	Summary of Significant Accounting Policies (Continued)

Income Taxes – The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At May 31, 2011, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.  Axiom Minerals is subject to the tax laws of Mexico and its tax year is on a calendar basis.

At May 31, 2011, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of May 31, 2011, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3.	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements - In December 2010, the FASB issued ASC Update No. 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective prospectively for fiscal years and interim periods beginning after December 15, 2011. The Company does not anticipate the adoption of ASU 2010-28 will have a material impact on its consolidated financial statements.

There are several other new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

Note 4.	Acquisitions

On January 13, 2011, the Company completed its acquisition of all of the outstanding shares of Axiom Mexico whereby through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) of its common shares.

The operating results of Axiom Mexico from January 13, 2011 to May 31, 2011 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of May 31, 2011 reflects the acquisition of Axiom Mexico, effective January 13, 2011, the date of the acquisition. The acquisition date fair value of the total consideration transferred was $500,000, which consisted of 2,000,000 shares of Company common stock valued at $0.25 per share.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4.	Acquisitions (continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

Cash	$3,435
Net VAT receivable	9,667
Other current assets	1,169
Security deposit	990
Furniture and equipment	7,476
Total identifiable assets	22,737
Related party loans payable	(47,589)
Other current liabilities	(625)
Total liabilities assumed	(48,214)
Net identifiable liabilities acquired	(25,477)
Goodwill	525,477

Net assets acquired	$500,000

The Company tested for impairment at the time of the acquisition and determined that the goodwill was impaired and recorded a charge of $525,477.  None of the goodwill is expected to be deductable for income tax purposes.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4.	Acquisitions (Continued)

The amount of net loss of Axiom Mexico included in the Company’s Consolidated Statements of Operations (including goodwill impairment of $525,477) from the acquisition date, January 13, 2011, to the period ending May 31, 2011 are as follows:

			Period from
			Inception of
			Exploration
			Stage
	Three Months	Nine Months	(September 1,
	Ended	Ended	2010) through
	May 31,	May 31,	May 31,
	2011	2011	2011

Net loss	$(133,597)	$(717,867)	$ (717,867)
Basic and diluted loss per share	$ -	$ (0.03)

The following supplemental pro forma information presents the consolidated financial results as if the acquisition of Axiom Mexico had occurred September 1, 2010.

			Period from
			Inception of
			Exploration
			Stage
	Three Months	Nine Months	(September 1,
	Ended	Ended	2010) through
	May 31,	May 31,	May 31,
	2011	2011	2011

Net loss	$ (902,146)	$(3,888,531)	$(3,888,531)
Basic and diluted loss per share	$ (0.03)	$ (0.15)

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5.	Furniture and Equipment

Furniture and equipment at May 31, 2011 is as follows:

Furniture and equipment	$10,963
Accumulated depreciation	(783)
$10,180

Depreciation expense is $783 in the nine months ended May 31, 2011.

Note 6.	Related Party Transactions

Loans Payable – At May 31, 2011, the Company had a loan payable of approximately $21,000 to an entity related to two stockholders of the Company which primarily was used for working capital purposes. The loan currently has no terms of repayment and is non-interest bearing.

As of August 31, 2010, the Company had a loan payable of $2,250 to the former Chief Executive Officer of the Company, Nigel Johnson, for administrative services provided to the Company. On October 30, 2010, the balance was forgiven by Mr.  Johnson and the amount of $2,250 was credited to additional paid-in capital.

Rent Expense – The Company, through February 2011, utilized minimal office space at the office of a current Director without charge (see Note 11). An amount of $500 per month, the estimated fair value, has been charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $3,000 in the nine months ended May 31, 2011.

Professional Fees – Legal services are provided by a law firm in which a current Director serves as senior partner. Legal fees and related expenses amounted to approximately $26,000 and $60,000 in the three and nine months ended May 31, 2011, respectively. There is approximately $6,000 payable as of May 31, 2011.

Accounting and tax services are provided by an accounting firm in which our current Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to approximately $38,000 and $67,000 in the three and nine months ended May 31, 2011, respectively. There is approximately $14,000 payable as of May 31, 2011.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6.	Related Party Transactions (Continued)

Consulting services are provided by an entity in which one of our Directors is an owner. There is approximately $14,000 in related party payables and $30,000 in expense as of and for the nine months ended May 31, 2011, respectively.

Consulting services are provided by an entity in which two of our stockholders are owners. There is approximately $7,500 in expense and related party payables as of and for the nine months ended May 31, 2011.

Other – The Company is obligated to its Chief Executive Officer for accrued and unpaid compensation and reimbursable expenses as of May 31, 2011 in the amount of approximately $28,000 (See Note 11).

The Company is obligated to its Director – Business Development, who is also a stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of May 31, 2011 in the amount of approximately $84,000 (See Note 11).

The Company is obligated to its Vice President - Exploration, who is also a stockholder of the Company, for accrued and unpaid reimbursable expenses at May 31, 2011 in the amount of approximately $4,000 (See Note 11).

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7.	Mineral Properties (Continued)

Current Agreements regarding mining concessions:
We can earn a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual effective December 15, 2010 by paying a total of US$250,000 in staged payments, as amended, over a four year period as follows: US$10,000 paid upon signing the option agreement, US$15,000 payment due June 15, 2011 (extended to July 15, 2011), US$20,000 payment due December 15, 2011, US$25,000 payment due June 15, 2012, US$25,000 payment due December 15, 2012, US$40,000 payment due June 15, 2013, US$40,000 payment due December 15, 2013, and a US$75,000 payment due December 15, 2014. There is no underlying royalty on the Gavilan concessions.

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7.	Mineral Properties (Continued)

Current Agreements regarding mining concessions (continued)

We can earn 100% interest in the Aurora concession pursuant to an option agreement with individuals effective December 26, 2010 by paying a total of US$600,000 in staged payments, as amended, over a four year period; US$15,000 paid upon signing the option agreement, US$20,000 paid June 26, 2011, US$25,000 payment due December 26, 2011, US$30,000 payment due June 26, 2012, US$40,000 payment due December 26, 2012, US$50,000 payment due June 26, 2013, US$70,000 payment due December 26, 2013, US$150,000 payment due May 26, 2014, and a US$200,000 payment due December 26, 2014.    The option agreement for the Aurora concession is subject to a 2% net smelter return royalty. We may elect to purchase at any time up to the maximum of 1% of the net smelter return royalty in the maximum amount of US$500,000 for each 0.5%

We can earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual effective on January 15, 2011 by making US$1,500,000 in staged payments, as amended, over four years; US$15,000 paid upon signing the letter of intent, US$5,000 paid upon signing the option agreement, US$20,000 payment due July 15, 2011, US$25,000 payment due January 15, 2012, US$50,000 payment due July 15, 2012, US$70,000 payment due January 15, 2013, US$120,000 payment due July 15, 2013, US$195,000 payment due January 15, 2014, $400,000 payment due July 15, 2014, $600,000 payment due January 15, 2015. There is no royalty on the Guadalupe Group concessions.

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

In April 2011, the Company borrowed $20,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 8% interest per annum.

On November 9, 2010, the Company borrowed $10,000 from an unrelated party for working capital purposes. The note is unsecured and is due November 9, 2011 with 8% interest per annum.

Interest expense in the three and nine months ended May 31, 2011 is $469 and $712, respectively.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9.	Stockholders’ Equity

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 7,000,000 common shares for issuance under our 2010 Stock Option Plan.  In the period ended August 31, 2007, the Company sold 20,000,000 shares of common stock for cash of $500. In the year ended August 31, 2008, the Company sold 4,483,400 shares of its common stock for cash of $112,085. There are no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock split.

Pursuant to a compensation agreement with a Director (former CEO), effective October 4, 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock (see Note 11). The shares are valued at $37,500 or $0.25 per share, the fair value at date of grant. The Company recorded share-based compensation of $37,500 in the nine months ended May 31, 2011.

Pursuant to a compensation agreement with our CFO, effective October 19, 2010, the Company granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share, which represents the fair value at date of grant (see Note 11).  The option is immediately exercisable for five years from the date of issuance. The fair value of the option, $10,174, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense over the vesting period.  The expense recorded in the nine months ended May 31, 2011 was $10,174.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, the Company issued two million (2,000,000) of its common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($0.25 per share) which represents the fair value on that date.

Pursuant to a compensation agreement with our Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vests over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the nine months ended May 31, 2011 was $231,283.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9.	Stockholders’ Equity (Continued)

Pursuant to a compensation agreement with our Director – Business Development, effective January 20, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.70.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the nine months ended May 31, 2011 was $126,513.

Pursuant to a compensation agreement with our current CEO, effective January 24, 2011, the Company (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.75.  The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the nine months ended May 31, 2011 was $2,232,039 (including $75,000 related to the common shares issued).

Pursuant to a compensation agreement with a Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The expense recorded in the nine months ended May 31, 2011 was $52,446. The fair value of the option is charged to operations as share-based expense over the vesting period.

In January and February 2011, the Company sold 330,000 shares of common stock at $0.25 per share for gross proceeds of $82,500 to five non-US accredited investors pursuant to Regulation S.  The Company incurred offering costs of $2,500 pursuant to an escrow agreement.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9.	Stockholders’ Equity (Continued)

In April and May 2011, the Company sold 1,600,000 shares of common stock at $0.25 per share for gross proceeds of $400,000 to three non-US accredited investors pursuant to Regulations S and one US accredited investor pursuant to Regulation D.

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of May 31, 2011, 250,000 shares of common stock are available for issuance under the plan.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9.	Stockholders’ Equity (Continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the period.

	For the Nine Months Ended
	May 31, 2011 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	-	-
Granted/Sold	6,750,000	$0.25
Expired/Cancelled	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at May 31, 2011	6,750,000	$0.25	9.40 Years	$5,062,500

Exercisable at May 31, 2011	2,600,000	$0.25	9.27 Years	$1,950,000

The weighted-average grant-date fair value of options granted during the nine months ended May 31, 2011 was $0.73.  No options were exercised during the period.

Summary of non-vested options as of and for the nine months ended May 31, 2011 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at beginning of period	-	$-
Granted	6,750,000	$0.73
Vested	(2,600,000)	$0.73
Forfeited	-	$-
Non-vested at May 31, 2011	4,150,000	$0.73

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10.	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	May 31,	August 31,
	2011	2010
	(Unaudited)

Deferred tax assets:
Pre-operating costs	$289,994	$47,526
Share-based payments	1,038,323	-
Valuation allowance	(1,328,317)	(47,526)

Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three and nine months ended May 31, 2011 and 2010 as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

U.S. statutory rate	(34%)	(34%)	(34%)	(34%)
State income tax – net of federal benefit	(5%)	(5%)	(5%)	(5%)
Change in valuation allowance	39%	39%	39%	39%

Effective Rate	-	-	-	-

At May 31, 2011, the Company had approximately $751,000 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs will be amortized in the 180 month period following the commencement of operations. No tax benefit has been reported in the May 31, 2011 and 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10.	Income Taxes (Continued)

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $1,281,000 and $11,000 in the nine months ended May 31, 2011 and the year ended August 31, 2010, respectively.

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11.	Commitments (Continued)

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11.	Commitments (Continued)

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

Approximate future commitments under the compensation agreements are as follows:

Twelve months ended
May 31, 2011
(Unaudited)

2012	$377,000
2013	347,000
2014	217,000

Total	$941,000

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11.	Commitments (Continued)

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11.	Commitments (Continued)

(a)	During the first twelve months from the date of this Agreement no shares will be released from the pooling agreement.

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 12.	Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

Effective June 17, 2011, we appointed Roman Friedrich III to our Board of Directors. Mr. Friedrich is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of our common stock exercisable at $0.25 per share, the fair value agreed upon at date of grant. The option is fully vested and expires 10 years from date of grant.

Effective June 17, 2011, we granted our CFO an option to purchase 100,000 shares of common stock exercisable at $0.25 per share, the fair value agreed upon at date of grant. The option vests over a two year period and expires 10 years from date of grant.

In June and July 2011, we sold 1,494,000 shares of common stock at $0.25 per share for gross proceeds of $373,500 to three non-US accredited investors pursuant to Regulations S and three US accredited investors pursuant to Regulation D.

On July 5, 2011, we entered into an agreement with a consultant to provide the Company investor relations services. The agreement, which is effective July 1, 2011, has a six month term through December 31, 2011 and provides for monthly compensation of $5,000. In addition, we will issue the consultant 250,000 shares of our common stock which are earned upon the signing of the agreement.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2010, together with notes thereto as previously filed with our Current Report on Form 8-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included herein.

Overview.   The Company was incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. The Company is in the development stage of its business and has not generated any revenues.  It abandoned its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, the Company entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”).  There are no material relationships between Axiom Gold and Silver, its officers and director or its affiliates and any of the Shareholders, other than in respect to the material definitive agreement and the pooling agreement described herein.  The agreement called for Axiom Gold and Silver, through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, to acquire all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) common shares of Axiom Gold and Silver.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased to exist.  Axiom Mexico, as the surviving corporation in the merger and a wholly-owned subsidiary of Axiom Gold and Silver continues its existence under its current name and continues to be governed by the laws of the state of Chihuahua, Mexico.    The Articles of Incorporation and By-laws of Axiom Mexico, as in effect immediately prior to the merger, are the articles of incorporation and by-laws of the surviving corporation in the merger until duly amended or repealed.  The members of the Board of Directors of Axiom Mexico, immediately prior to the merger have been confirmed as members of the Board of Directors of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified in the manner provided in the articles of incorporation and by-laws of the surviving corporation in the merger, or as otherwise provided by law.  The officers of Axiom Mexico immediately prior to the merger have been confirmed as the initial officers of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified.

No agent, broker, firm or other person acting on behalf of Axiom Mexico, Axiom Gold and Silver or Axiom Acquisition Corp. was entitled to any investment banking, commission, broker's or finder's fees in connection with this transaction.

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

2.         Hire Qualified Staff. We will need to hire qualified people to execute our new business plan to explore precious metals mineral properties. We will need to raise additional funds to attract qualified people to our Company.   We do intend to hire employees at this time both as staff and/or through a third party service provider in Mexico. We recently hired one full time geologist that is spending 100% of his time on our Aurora Project.  As well, we plan to hire two senior geologists and two junior geologists over the next 12 months through a third party service provider.  Our officers and directors will handle our administrative duties.

If we are not able to negotiate suitable terms to raise capital, then we may have to suspend or cease operations. As of the date of this filing, we have raised $856,000 from the sale of equity but have not secured any additional financing.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

GLOSSARY OF CERTAIN MINING TERMS

ANDESITE - A dark-colored, fine-grained extrusive rock that, when porphyritic, contains phenocrysts composed primarily of zoned sodic plagioclase (esp. andesine) and one or more of the mafic minerals  with a groundmass composed generally of the same minerals as the phenocrysts.
ARGILLIC - Pertaining to clay or clay minerals; e.g., argillic alteration in which certain minerals of a rock are converted to minerals of the clay group.
BRECCIA - A rock in which angular fragments are surrounded by a mass of finer-grained rock.
CRETACEOUS - Applied to the third and final period of the Mesozoic Era. Extensive marine chalk beds were deposited during this period.
DACITE - A fine-grained extrusive rock with the same general composition as andesite, but having a less calcic plagioclase and more quartz
EXPLORATION - Work involved in searching for ore, usually by sampling rocks, drilling or driving a drift.
GRANODIORITE - A group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite, containing quartz, plagioclase (oligoclase or andesine), and potassium feldspar, with biotite, hornblende, or, more rarely, pyroxene, as the mafic components
GOETHITE - An orthorhombic mineral, polymorphous with akaganeite, feroxyhyte, and lepidocrocite; dull to adamantine, varicolored with yellow ocher streak; a common weathering product of iron-bearing minerals; precipitates in bogs and springs; a major constituent of limonite and gossans, and a source of iron and a yellow ochre pigment. A hydrous oxide mineral of iron.
INTRUSIVE - A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
LARAMIDE - A time of deformation, typically recorded in the eastern Rocky Mountains of the United States, whose several phases extended from late Cretaceous until the end of the Paleocene.
MESOZOIC - An era of geologic time, from the end of the Paleozoic to the beginning of the Cenozoic, or from about 225 million years to about 65 million years ago.
MINERAL - A naturally occurring homogeneous substance having definite physical properties and, if formed under favorable conditions, a definite crystal form.
MINERALIZATION - The act or process of mineralizing.
MINERALIZED MATERIAL OR DEPOSIT - A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, concludes economic feasibility.
MINING CONCESSION -  A term used to describe an area of land for which the owner of the concession has the right to explore for and develop mineral deposits.  The rights to and ownership of the minerals in the concession are granted, in our case, by the Mexican Government to the former owners who then either transferred or optioned them to us.  In Canada and the United States, the term is commonly referred to as a Mineral Right or Mining Claim.
NET SMELTER RETURN (NSR) - A share of the net revenues generated from the sale of metal produced by a mine.
ORE - Mineralized material that can be mined and processed at a positive cash flow.

OREBODY - A natural concentration of valuable material that can be extracted and sold at a profit.
PHENOCRYST - A term for large crystals or mineral grains floating in the matrix or groundmass of a porphyry.
PHYLLIC ALTERATION - Hydrothermal alteration typically resulting from removal of sodium, calcium, and magnesium from calc-alkalic rocks, with pervasive replacement of silicates, muting the original rock texture. It is a common style of alteration in porphyry base-metal systems around a central zone of potassic alteration.
PORPHYRY - An igneous rock of any composition that contains conspicuous phenocrysts in a fine-grained groundmass
RECLAMATION - The restoration of a site after mining or exploration activity is completed.
ROYALTY - An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. The royalty, generally, is based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.
SERICITE - A white, fine-grained potassium mica occurring in small scales as an alteration product of various aluminosilicate minerals, having a silky luster, and found in various metamorphic rocks (esp. in schists and phyllites) or in the wall rocks, fault gouge, and vein fillings of many ore deposits. It is commonly muscovite or very close to muscovite in composition, but may also include paragonite and illite.
SUPERGENE - Said of a mineral deposit or enrichment formed near the surface, commonly by descending solutions; also, said of those solutions and of that environment.
TERTIARY VOLCANIC -  Volcanic rock from the first period of the Cenozoic Era (after the Cretaceous of the Mesozoic Era and before the Quaternary),
TOURMALINE - Any member of the trigonal mineral group, forms prisms of three, six, or nine sides; commonly vertically striated; varicolored; an accessory in granite pegmatites, felsic igneous rocks, and metamorphic rocks.

Mineral Properties

Axiom Mexico currently controls two properties, Aurora and Gavilan, located in Sonora, Mexico, and advanced exploration activities are concentrated in these two properties.  Axiom Mexico is also in the process of evaluating additional projects in Mexico for possible acquisition. All of the properties are in the exploration stage and have no proven reserves.

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

Axiom Mexico may earn 100% interest in the Aurora concession pursuant to an option agreement with individuals effective December 26, 2010 by paying US$600,000 in staged payments, as amended, during four years: $15,000 upon signing the option agreement (paid), $20,000 payment due June 26, 2011 (paid), $25,000 payment due December 26, 2011, $30,000 payment due June 26, 2012, $40,000 payment due December 26, 2012, $50,000 payment due June 26, 2013, $70,000 payment due December 26, 2013, $150,000 payment due June 26, 2014, and $200,000 payment due December 26, 2014.    The option agreement for the Aurora concession is subject to a 2% NSR.  At any time Axiom Mexico may elect to purchase up to 1% of the NSR in exchange for a payment of US$500,000 for each 0.5%

Axiom Mexico may earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual dated on December 15, 2010  (with an effective date of January 15, 2011) by making US$1,500,000 in staged payments over four years: $15,000 upon signing the letter of intent (paid) $5,000 upon signing the option agreement (paid), $20,000 payment due July 15, 2011 , $25,000 payment due January 15, 2012, $50,000 payment due July 15, 2012, $70,000 payment due January 15, 2013, $120,000 payment due July 15, 2013, $195,000 payment due January 15, 2014, $400,000 payment due July 15, 2014, $600,000 payment due January 15, 2015. There is no royalty on the Guadalupe Group concessions.

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

Axiom Mexico is currently exploring this property with a full time geologist.  There are no existing reserves on the Aurora properties.

Geology

Regional Geology

Regionally, the Aurora project largely occurs within the north-south trending El Encinal Mountain Range which comprises Mesozoic sedimentary units that are locally overlain by Cretaceous and younger volcanic rocks. The succession has been intruded locally by igneous bodies. To the west of the project area, the sedimentary section is intruded by mainly granite and granodiorite intrusives. To the west, the geology is dominated by the Tertiary volcanic succession of the Sierra Madre Occidental.

Local Geology

The geology of the project area is dominantly underlain by volcanic rocks of the Sierra Madre Occidental characterized mainly by andesites and dacites intruded by Laramide granite-granodiorite plutons. Small and localized sedimentary rocks (quartzites) are present mainly in the west part of the property. At least two quartz-feldspar porphyries has been identified intruding the volcanic and plutonic rocks producing the highly intense altered and mineralized area exhibiting the gold and copper mineralization.

Breccia bodies occur throughout the property and in all rock types and provide an important host for mineralization. The breccias are with variable clast size, form and lithology, but most of them are characterized by quartz-tourmaline alteration. Field relationships suggest the temporal and spatial correlation of the breccias formation with the quartz-feldspar porphyries intrusive activity.

Field evidence suggests the possible presence of at least one porphyry-style mineralization and alteration system. Porphyry-style alteration and mineralization at the Aurora project area is associated with a composite stock (quartz-feldspar, dacite porphyries) of presumable Tertiary (perhaps Laramide) age.

Figure 3. Aurora project geology

The dominant fault orientation is N70°-80°E with secondary structural systems showing orientations of N20°E and N30°-40°W. Gold mineralization at the property is mostly associated with the main fault trend (N70°-80°E) which dips 50° to the southeast and cuts the volcanic rocks. The fault zone varies from 3 to 10 meters in width, and is characterized by intense silicification, oxidation and clay alteration which generally has obliterated  primary textures and original minerals in the volcanic rocks. Our initial samples from the strongly altered and mineralized area returned gold values varying from 0.3 up to 5.9 g/t

Initial geological mapping and sampling of road cuts and outcrop exposures in the property outlined the main mineralization and alteration zone which has been traced in outcrops for more than 4 kilometers along strike and approximately 300 to 500 meters wide.

Our current mapping and sampling at the Aurora project has identified several alteration assemblages including mainly:

•           Phyllic (quartz-sericite-sulfide) alteration is mainly present as a veinlet-controlled event represented by quartz-only and quartz-sulfides veinlets with sericite alteration halos. This quartz-sericite alteration is particularly well exposed to the west of the altered area.

•           Quartz-tourmaline and tourmaline alteration is exhibited through all the north part of the property mainly as part of quartz-tourmaline breccias bodies.

•           Supergene event is represented by two alteration assemblages:

-	Argillic alteration is characterized by sericite and coarse-grained sericite which is mainly developed in the central and west portions of the property; and

-	The advanced argillic alteration represented by secondary alunite and clays.

•           Leached capping at the Aurora project resulted from the oxidation of primary sulfides (primarily chalcopyrite and pyrite) and in general is spatially related to the phyllic, argillic and advanced argillic alteration assemblages. Aurora presents predominantly goethite-hematite and goethite-jarosite leached capping.

Results from this recent sampling of this mineralized area returned values ranging most of them from trace to 1.3 g/t Au, while copper mineralization within the quartz-sericite and leached capping area returned values ranging mainly from 40 to 1771 ppm. These results have confirmed the presence of the Aurora altered and mineralized zone, which main highlights are:

•           a mineralized area of about 500 x 4,000 meters within Aurora project limits;

•           an alteration and mineralization zone open to the northwest; and

•           a mineralized area with an estimated peak value of 5.9 g/t gold and 0.17% copper spatially associated with a very intense oxidized and leached area.

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

Budget

We estimate the budget for an initial exploration program at approximately $435,000.  The initial program may include geochemical sampling, ground based geophysical exploration, mapping, trenching and sampling, and will have the goal of identifying drill targets for a subsequent drilling program.  We plan to apply for drilling permits and environmental permits so that we may start a drilling program in late October.  We do not currently have the funds to conduct this drilling program, and even if we obtain such funds, we may not begin this drilling program within the projected time.

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

Figure 5. Concessions comprising the Gavilan project.

Current Agreements regarding mining concessions

Axiom Mexico may acquire a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual dated October 15, 2010 (with an effective date of December 15, 2010) by making US$250,000 in staged payments, as amended, over a period of four years as follows: $10,000 upon signing the option agreement (paid), $15,000 payment due June 15, 2011(extended to July 15, 2011), $20,000 payment due December 15, 2011, $25,000 payment due June 15, 2012, $25,000 payment due December 15, 2012, $40,000 payment due June 15, 2013, $40,000 payment due December 15, 2013, and $75,000 payment due December 15, 2014. There is no underlying royalty on the Gavilan concessions.

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

Budget

Axiom Mexico estimates the budget for an initial exploration program at $127,500.  The initial program may include geochemical sampling, mapping, trenching and sampling, and will have the goal of identifying drill targets for a subsequent drilling program.  We have not started our exploration program on these concessions and any subsequent drill program has not been budgeted as of the date of this report.

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

There is significant competition for the limited number of gold and silver acquisition opportunities available and, as a result, we may be unable to continue to acquire attractive gold and silver mining properties on terms we consider acceptable.

Given the size of the world market for gold and silver relative to individual producers and consumers of gold and silver, we believe that no single company has sufficient market influence to significantly affect the price or supply of gold and silver in the world market.

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

Employees

Other than our President and Chief Financial Officer we have only one employee in a non-executive position working for the Company.  Other than our VP Exploration, we currently have no employees in Axiom Mexico, and all of the geologists we have in the field and administration staff in offices at this time are under contract to a third-party service provider.

All mineral exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our properties into production, such operations may also be contracted out to third parties.  We rely on members of management to handle all matters related to business development and business operations.

Results of Operations

For the three and nine months ended May 31, 2011, as compared to the three and nine months ended May 31, 2010.

Revenues. Since inception, we have yet to generate any revenues from our business operations.   The exploration of precious metals occurs over a long period of time.  Exploration may not result in the discovery of an economical resource available for extraction, and even if we were to make such a discovery, the time frame to put such a property into production is also a long term prospect.  We would not expect to generate any revenue for several years, if at all, from our properties.

Operating Expenses. For the nine months ended May 31, 2011, our total operating expense was $3,865,524, as compared to total operating expense of $23,747 for the nine months ended May 31, 2010. For the three month period ended May 31, 2011, our total operating expense was $905,064, as compared to total operating expense of $4,610 for the three month period ended May 31, 2010. Our total operating expenses consist primarily of equity based compensation, the acquisition costs of Axiom Minerals de Mexico S.A. de C.V. and the associated legal expenses and accounting expenses.  We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the nine months ended May 31, 2011, our net loss was $3,862,849, as compared to the nine months ended May 31, 2010, in which our net loss was $23,747.  For the three month period ended May 31, 2011, our net loss was $902,146, as compared to the three month period ended May 31, 2010, in which our net loss was $4,610.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

Cash and Working Capital

We had cash of $48,078 as of May 31, 2011 as compared to $153 as of August 31, 2010, our fiscal year end. We will require additional financing during the current fiscal year according to our planned exploration activities. We plan to spend approximately $950,000 from June 2011 to June 2012 to carry out exploration and administration activities on our Mexican mineral properties. We are also looking to acquire properties in Argentina and Chile.  If such a property was acquired this year, we would expect the exploration budget for those properties to be approximately $500,000.  We have not acquired any properties in South America as of the date of this report.  We also anticipate spending approximately $960,000 during the next 12 months on general and administrative costs. At this time we do not have the necessary capital to initiate the exploration program and to cover general and administrative costs.

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

Operating Activities

Cash used in operating activities increased to $455,300 for the nine months ended May 31, 2011 compared to $21,038 for the nine months ended May 31, 2010. The cash used in operating activities was primarily for general and administrative expenses.

Investing Activities

We used $3,487 in cash to acquire equipment and received $3,435 in cash in the acquisition of Axiom Mexico for net cash used in investing activities of $52 in the nine months ended May 31, 2011. The Company had no cash flows from investing activities during the comparative reporting period in 2010.   There are no additional capital expenditures for the current fiscal year anticipated at this time.

Financing Activities

Cash provided by financing activities increased to $504,854 for the nine months ended May 31, 2011 compared to cash used of $1,000 for the nine months ended May 31, 2010. Most of the cash provided by financing activities was from issuing common shares ($482,500) and notes payable ($30,000). Cash provided by financing activities was used to fund our operating activities.

Liabilities

As of May 31, 2011, our total liabilities were $295,147, compared to $6,026 as of August 31, 2010.  Of that amount for the period ended May 31, 2011, $42,443 was owed to related parties compared to August 31, 2010 where we had a related party note payable to Nigel Johnson, our former CEO, of $2,250 for administrative expenses.

As of May 31, 2011, we had two outstanding promissory notes in the amount of $10,000 (due November 9, 2011) and $20,000 (on demand) accruing interest at 8%.  The notes are from unrelated parties and are unsecured.  For the period ended August 31, 2010, we did not have any notes payable to unrelated parties.

At inception, we sold 20,000,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 4,483,400 shares of common stock through our public offering for proceeds of $112,085. We used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. We had hoped to use some of the proceeds to begin marketing and promoting our services but we were unable to conduct marketing activities and subsequently abandoned that business.

In January and February 2011, we sold 330,000 shares of common stock pursuant to Regulation S to five investors for $82,500.

In April and May 2011, we sold 1,450,000 shares of common stock pursuant to Regulation S to three investors for $362,500.  We also sold 150,000 shares of common stock pursuant to Regulation D to one investor for $37,500.

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

Going Concern

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

The Company has a history of operating losses and will need to raise additional capital to fund its planned operations. As at May 31, 2011, the Company had working capital deficiency of $211,634 (August 31, 2010 – working capital deficiency of $5,873) and an accumulated deficit from prior operations of $121,862 (August 31, 2010 - $121,862) and an accumulated deficit from the exploration stage of $3,862,849 for a total accumulated deficit of $3,984,711. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of common stock, which have generated funds for the initial operations of the Company. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of May 31, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of May 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of May 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of May 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of May 31, 2011, there were no independent directors and no independent audit committee.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January and February 2011, we sold 330,000 shares of common stock pursuant to Regulation S to five investors for $82,500.

In April and May 2011 we sold 1,450,000 shares of common stock pursuant to Regulation S to three investors for $362,500.  We also sold 150,000 shares of common stock pursuant to Regulation D to one investor for $37,500.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

Axiom Gold and Silver Corp.

By:    /s/ John Larson
         John Larson
Its:    President, Chief Executive Officer, Director (Principal Executive Officer).
Date: July 11, 20011