Form 10-K
period 2011-08-31
Axiom Gold & Silver Corp
filed 2011-12-14
CIK 1399095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended August 31, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                                 to

Commission File Number: 000-53232

AXIOM GOLD AND SILVER CORP.

(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	27-06864455 (IRS Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). X Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □ Yes x No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2011: $2,904,800

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2011: 31,307,400 shares of common stock.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART 1

Forward-Looking Information

This Annual Report of Axiom Gold and Silver Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, anticipates, believes, expects, plans, intends, objectives and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Description of Business

General

The Company was incorporated in the State of Nevada on February 13, 2007. The Company was in the development stage of its business through fiscal 2010 when it abandoned its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. Effective fiscal 2011, we changed our planned business activities to the exploration and development of precious metal properties.  As part of our business strategy, we acquired another business, Axiom de Mexico S.A. de C.V. (“Axiom Mexico”). Through this acquisition, we acquired two mineral properties, one of which we are currently exploring. Our plan of operation is forward looking, and we may not be successful in our operations.

We are in the exploration stage and will continue to be in the exploration stage until we generate significant revenue from our business operations. To date, we have not generated any revenues. We maintain our statutory registered agent's office at 8275 South Eastern Avenue, Suite 200-47, Las Vegas, Nevada, 89123. Our administrative office is located at 1846 E. Innovation Park Dr., Oro Valley, AZ 85755. Our telephone number is (520) 318-5595.

Our Prior Strategy

Originally, our business was to concentrate on providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. More specifically, we intended for our services to include: (1) assessing the current condition of the energy market with regard to supply and demand and forecasting future energy needs for our client’s customer base; and (2) based on our assessment, working with clients to develop and implement strategic planning. Our services would have assisted clients with meeting current and future energy generation needs in an economical, efficient, and profitable manner.

We have abandoned this strategy.

Our Current Strategy:

We changed the focus of our Company to the exploration and development of precious metal properties.  On January 13, 2011, we completed our acquisition of all of the outstanding shares of Axiom Mexico whereby through our wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) of its common shares.  The surviving company was Axiom de Mexico S.A. de C.V., which is a wholly owned Mexican corporation that has options on two mineral concessions in Sonora State, Mexico.  We also plan to acquire additional properties in North America and South America focusing in Mexico and Chile.   We may not be able to acquire additional mining properties, or have success in exploring and developing the one we have.   We also may attempt to acquire or merge with an existing mineral exploration or mining company but we have not concluded any negotiations to acquire such a company, and we may never acquire such a company.

Employees

Dr. John Larson, our current CEO, works full time on behalf of our Company.  Currently, we have four employees, our CEO, CFO, VP Exploration and Director - Business Development.   All of our employees have compensation agreements with us. Other than our VP Exploration, all of our staff in Mexico are hired through a third party service provider.

Insurance

We do not maintain any general insurance, but we plan to implement standard insurance policies for our company.  We do have directors’ and officers’ liability insurance. Our ability to acquire a general insurance policy relies upon us having the necessary funds to do so.  We do not have the necessary funds to implement such insurance policies.  Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are an exploration stage company and currently have four employees; our CEO, CFO, VP Exploration and Director - Business Development. We intend to hire additional employees on an as needed basis.

Offices

Our administrative offices are currently located at 1846 E. Innovation Park Dr. Oro Valley, AZ 85755.  Our telephone number is (520) 318-5595.  We also maintain an exploration office at Avenida 10  No. 76 entre calles 2 y 3 Colonia Bugambilia Hermosillo, Sonora, Mexico, C.P. 83140.  Our telephone number there is +52 662 267 0981.

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

Presently, we are qualified to do business in Arizona, Nevada and Mexico (through our wholly owned Mexican subsidiary, Axiom Minerals de Mexico SA de CV.). Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our services and products.

Item 1A. Risk Factors

Risks associated with our business:

We have no operating history. We expect to incur losses for the foreseeable future. We will go out of business if we fail to generate sufficient revenue or raise additional capital.

We have a limited operating history. We were founded on February 13, 2007, and from the date of inception of exploration (September 1, 2010) to August 31, 2011, we have accumulated losses of $5,411,267. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue or raise additional capital. We do not have any commitments at this time to raise additional capital.  Additional losses will result from costs and expenses related to implementing our new business strategy and hiring qualified people to carry out the new business strategy.

If sufficient funds are not available we will not be able to acquire mineral properties to implement our new business plan.

Our business will fail if we do not have sufficient funds to enable us to do one or more of the following: acquire precious metal mineral properties; attract qualified personnel to work for our Company; or fund our administrative and corporate expenses. Failure to acquire mineral properties will stop our plan to move ahead with our strategy.

Currently, we do not have any commitments for additional financing. If additional financing were required, we cannot be certain additional financing will be available  to the extent needed. As well, even if financing were available, we cannot be certain that it would be available on acceptable terms.  If we are not able to negotiate reasonable terms to raise capital, then we will have to suspend or cease operations.

We are significantly dependent upon officers to develop our business. If we lose our officers or if our officers do not adequately develop our business, then we will go out of business.

At the outset, our success will depend entirely on the ability of our officers. We do not carry a “key person” life insurance policy on either of our officers. We currently have four employees. We rely almost exclusively upon our officers to meet our needs. Other than our CFO, our officers are engaged full time for our Company.

As we undertake exploration and development of our mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We expect to be subject to federal, state and local laws and regulations in Mexico and Chile regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials and other similar laws and regulations. Amendments to current laws, regulations and permits governing operations and activities of exploration and development companies, or more stringent implementation thereof, could have a material adverse impact on us and our operating, increase our expenditures and costs and require abandonment or delays in developing new mining properties. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm our business, financial condition or results of operations. We cannot predict how agencies or courts in Mexico or Chile will interpret existing laws and regulations or the effect that these adoptions and interpretations may have on our business, financial condition or results of operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

Any significant mining operations that we undertake in the future will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our business, financial condition or results of operations in the future. While we believe we do not currently have any material environmental obligations, exploration and development activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Because of the speculative nature of exploration and development of mineral concessions and the unique difficulties and uncertainties inherent in the mineral exploration and development business, there is substantial risk that no commercially exploitable minerals will be found and developed and our business will fail.

Exploration for and development of minerals is a speculative venture involving substantial risk. Any figures presented in this report relating to gold deposits adjacent to our properties do not indicate that we will be successful in searching for and extracting gold deposits on our properties. New mineral exploration and development companies encounter difficulties, and there is a high rate of failure of such enterprises. The expenditures we may make in the exploration of the mineral concessions may not result in the discovery and development of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and development and additional costs and expenses that may exceed current estimates. In addition, problems such as unusual or unexpected mineral formations and other geological conditions often result in unsuccessful exploration and development efforts. In such a case, we would be unable to complete our business plan. The search for and development of valuable minerals also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, the use of explosives, waste disposal, worker safety and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Additionally, we do not maintain insurance against environmental risks. As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in exploration and development operations may be required to compensate those suffering loss or damage by reason of the exploration and development activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

We do not carry title insurance and do not plan to secure any in the future. We are therefore, vulnerable to loss of title.

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. We cannot give any assurance that title to our properties and claims will not be challenged or impugned and cannot be certain that we will have or will acquire valid title to these mining properties and claims. We cannot assume that counterparties to our title transfer agreements will meet their contractual obligations and transfer title on a timely basis. Furthermore, there is a risk that the Mexican government may in the future grant additional titles in excess of our expectations to currently illegal miners or that disputes may arise as to existing title ownership or planned acquisitions. Furthermore, although we believe that mechanisms exist to integrate the titles of mineral properties currently not owned by us, there is a risk that this process could be time consuming and costly. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we may not be able to afford resulting in the failure of our business.

In the event that we are unable to successfully compete within the mineral exploration and development business, we may not be able to achieve profitable operations.

The mineral exploration and development business is highly competitive. This industry has a multitude of competitors and many competitors dominate this industry. Many of our competitors have greater financial resources than us. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration and development activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

In the future, the figures for our reserves and resources are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

We cannot assure you that:

  •   these estimates will be accurate;

  •   reserve, resource or other mineralization estimates will be accurate; or

  •   this mineralization can be mined or processed profitably.

Any material changes in mineral reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our technical reports and drill results. There can be no assurance that minerals recovered in small scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.

The resource estimates contained in this report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralization, reserve (if any) and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Due to numerous factors beyond our control which could affect the marketability of gold and silver, including their respective market price, we may have difficulty selling any gold or silver if commercially viable deposits are found to exist.

The availability of markets and the volatility of market prices are beyond our control and represent a significant risk. Even if commercially viable deposits of gold or silver are found to exist on our property interests, a ready market may not exist for the sale of the reserves. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors could inhibit our ability to sell the gold or silver in the event that commercially viable deposits are found to exist.

Our due diligence activities with respect to our property interests cannot assure that these properties will ultimately prove to be commercially viable.

Our due diligence activities have been limited, and to a great extent, we have relied upon information provided to us by third-party advisors. Accordingly, no assurances can be given that the properties or mining rights we possess will contain adequate amounts of gold, silver and base metals for commercialization. Further, even if we recover gold, silver and base metals from such mining properties, we cannot guarantee that we will make a profit. If we cannot acquire or locate commercially exploitable precious metal deposits, or if it is not economical to recover the precious metal deposits, our business and operations will be materially adversely affected. At present, none of our properties have proven or probable reserves and the proposed programs are an exploratory search for proven or probable reserves. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. We have relied and may continue to rely, upon consultants and others for operating expertise.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

Our financial position and results are subject to fluctuations in foreign currency values.

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk. In addition, with respect to commercial operations in Mexico, Chile or other countries, it is possible that material transactions incurred in local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

Our property interests in Mexico and Chile are subject to risks from instability in those countries.

We have property interests in Mexico and are looking to acquire properties in Chile which may be affected by risks associated with political or economic instability in those countries. The risks with respect to Mexico, Chile or other developing countries include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation.

In addition, changes in mining or investment policies or shifts in political attitude in Mexico and Chile may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted but may adversely impact our proposed operations in any foreign jurisdiction.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

 •   greater financial and technical resources;

 •   longer operating histories and greater experience in mining;

 •   greater awareness of the political, economic and governmental risks in operating in foreign countries.

Risks related to an investment in our common stock:

Trading of our common stock may be restricted by the United States Securities and Exchange Commission (“SEC”)’s penny stock regulations which may limit the development of a liquid public market for our common stock and may limit a stockholder’s ability to buy and sell our common stock.

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

There is no market for our common stock and we cannot assure you that any market will ever be developed or maintained. Currently, our stock is listed on the Over-The-Counter-Bulletin-Board (OTCBB) under the trading symbol AXIO and on the Berlin Stock Exchange under the trading symbol 0X0. As of the date of this report, our stock has traded on the OTCBB on a very limited basis. We cannot provide any assurance that our stock will continue trading on the OTCBB. The fact that most of our stock is held by a small number of investors further reduces the liquidity of our stock and the likelihood that any active trading market will develop. The market for our common stock, if any, is likely to be volatile and many factors may affect the market. These include, for example: our success, or lack of success; decreases in commodity prices; competition; government regulations; and fluctuating operating results.

Because our common stock is quoted and traded on the OTC Bulletin Board and the Berlin Stock Exchange, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of our common stock.

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because our stock price can be volatile, investors may not be able to recover any of their investment.

Stock prices in general, and stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance or any specifics of the company. Factors that may influence the market price of our common stock include:

•	actual or anticipated changes or milestones in our operations;
•	our ability or inability to acquire mining properties or interests in such properties in Mexico and Chile;
•	our ability or inability to generate revenues;
•	increased competition within Mexico and elsewhere;
•	government regulations, including mineral exploration regulations that affect our operations;
•	predictions and trends in the gold mining exploration industry;
•	volatility of the gold and silver market prices;
•	sales of common stock by “insiders”; and
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Our stock price may also be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as, but not limited to, armed hostilities or acts of terrorism, recessions, acts of God, interest rates or international currency fluctuations, may adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Recent revisions to Rule 144 may result in shares of our common stock that we may issue in the future becoming eligible for resale into the public market without registration in as little as six months after their issuance.

Because our directors and officers may serve as directors or officers of other companies, they may have a conflict of interest in making decisions for our business.

Our directors and officers may serve as directors or officers of other companies or have significant shareholdings in other resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors or officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, we expect that the director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. Our directors are required to act honestly, in good faith and in our best interests. In determining whether or not we will participate in a particular program and the interest therein to be acquired by us, we expect that the directors and officers will be guided by their fiduciary duties and take into account such matters as they deem relevant, including considering the degree of risk to which we may be exposed and our financial position at that time.

Because our officers and directors may allocate their time to other business interests or may be employed by other companies, they may not be able or willing to devote a sufficient amount of time to our business operations, which may adversely affect our business, financial condition or results of operations and cause our business to fail.

It is possible that the demands on our officers and directors, from their existing employment and from other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our operations and business. This conflict of interest could adversely affect our business, financial condition or results of operations and cause our business to fail.

We are controlled by our directors and officers, and, as such, you may have no effective voice in our management.

Our current directors, officers and key employees beneficially own a significant percentage of our issued and outstanding shares of common stock. Accordingly, for the foreseeable future, we expect that our directors and officers will exercise control over all matters requiring shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

U.S. investors may experience difficulties in attempting to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident directors.

Our operations in Mexico are conducted through a subsidiary corporation organized and located outside the United States.  Other than our corporate bank account, all of our assets are located outside of the U.S. and certain of our directors and officers are residents outside of the U.S. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against us or against any of our individual directors or officers. In addition, U.S. investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other tangible property.  Our principal office is located at 1846 E. Innovation Park Dr. Oro Valley, AZ 85755, telephone (520) 318-5595.   Our exploration office is located at Avenida 10  No. 76 entre calles 2 y 3 Colonia Bugambilia Hermosillo, Sonora Mexico, C.P. 83140, telephone +52 662 267 0981.  We lease our office space in Tucson, Arizona on a yearly basis (March 2011 to March 2012) at $900 per month.  Our office space in Hermosillo is also leased on a yearly basis (July 2011 to July 2012) at MXN 112,800 per year (approximately USD $9,475 per year). No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees.

We have the option to acquire two mineral concessions in Sonora State, Mexico.

Item 3. Legal Proceedings

We are not presently a party to any litigation.

PART II

Item 5. Market for Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In October 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “TCPM”.   Upon the completion of the name change from TC Power Management Corp. to Axiom Gold and Silver Corp. our symbol changed to AXIO.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.  Our stock did not trade publically prior to the quarter ended February 28, 2011. As of November 30, 2011, shares of our common stock have traded on a limited basis.

Quarter Ended	High Bid	Low Bid

August 31, 2011	$2.25	$0.75
May 31,2011	$1.15	$0.10
February 28, 2011	$0.75	$0.67

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

Common Stock

We have 300,000,000 shares of $0.001 par value common stock authorized, of which 31,307,400 shares are issued and outstanding. As of November 30, 2011, other than our option plan adopted in October 2010, there are no outstanding warrants to purchase, or securities convertible into, our common stock.

Pursuant to a compensation agreement with a Director (former CEO), effective October 4, 2010, we granted a stock award in the amount of 150,000 shares of Company common stock.

Pursuant to a compensation agreement with our CFO, effective October 19, 2010, we granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share.  The option is immediately exercisable for five years from the date of issuance.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, we issued two million (2,000,000) common shares to the shareholders of Axiom Mexico.

Pursuant to a compensation agreement with our Vice President - Exploration, effective January 13, 2011, we granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and is exercisable for ten years from the date of issuance.

Pursuant to a compensation agreement with our Director - Business Development, effective January 20, 2011, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance.

Pursuant to a compensation agreement with our current CEO, effective January 24, 2011, we (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of our common stock at an exercise price of $0.25 per share. The option vests over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance.

Pursuant to a compensation agreement with a Director, effective January 26, 2011, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share.  The option vests over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance.

In January and February 2011, we sold 330,000 shares of common stock at $0.25 per share for gross proceeds of $82,500 to five non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $2,500 pursuant to an escrow agreement.

In April and May 2011, we sold 1,600,000 shares of common stock at $0.25 per share for gross proceeds of $400,000 to three non-US accredited investors pursuant to Regulation S and one US accredited investor pursuant to Regulation D.

In June and July 2011, we sold 2,394,000 shares of common stock at $0.25 per share for gross proceeds of $598,500 to six non-US accredited investors pursuant to Regulation S and three US accredited investors pursuant to Regulation D. In addition, we incurred offering costs of $94,350 (10% of gross proceeds) on all sales pursuant to Regulation S.

In July 2011, we issued 250,000 shares of common stock for investor relations services.  The shares are valued at $487,500 the fair value at date of grant.

Pursuant to an agreement with a Director, effective June 17, 2011, we granted a stock option award for the purchase of 100,000 shares of our common stock exercisable at $0.25 per share. The option is fully vested and expires 10 years from date of grant.

Effective June 17, 2011, we granted our CFO an option to purchase 100,000 shares of common stock exercisable at $0.25 per share. The option vests over a two year period as follows: 33,333 shares immediately, 33,333 shares and 33,334 shares on June 17, 2012 and 2013, respectively, and expires 10 years from date of grant.

Holders

As of August 31, 2011, there were 37 holders of record for our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We are authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 7,000,000 common shares for issuance under our 2010 Stock Option Plan.  In the period ended August 31, 2007, we sold 20,000,000 shares of common stock for cash of $500. In the year ended August 31, 2008, we sold 4,483,400 shares of its common stock for cash of $112,085. There are no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, we enacted a four-for-one (4:1) forward stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock split.

Pursuant to a compensation agreement with a Director (former CEO), effective October 4, 2010, we granted a stock award in the amount of 150,000 shares of Company common stock. The shares are valued at $37,500 or $0.25 per share, the fair value at date of grant. We recorded share-based compensation of $37,500 in the year ended August 31, 2011.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, we issued two million (2,000,000) common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($0.25 per share) which represents the fair value on that date.

Pursuant to a compensation agreement with our current CEO, effective January 24, 2011, we issued 100,000 shares of common stock valued at $75,000 ($0.75 per share).

In January and February 2011, we sold 330,000 shares of common stock at $0.25 per share for gross proceeds of $82,500 to five non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $2,500 pursuant to an escrow agreement.

In April and May 2011, we sold 1,600,000 shares of common stock at $0.25 per share for gross proceeds of $400,000 to three non-US accredited investors pursuant to Regulations S and one US accredited investor pursuant to Regulation D.

In June and July 2011, we sold 2,394,000 shares of common stock at $0.25 per share for gross proceeds of $598,500 to six non-US accredited investors pursuant to Regulation S and three US accredited investors pursuant to Regulation D. In addition, we incurred offering costs of $94,350 (10% of gross proceeds) on all sales pursuant to Regulation S.

In July 2011, we issued 250,000 shares of common stock for investor relations services.  The shares are valued at $487,500 the fair value at date of grant.

Securities Authorized for Issuance under Equity Compensation Plans

The Stock Option Plan, adopted by the Board of Directors on January 31, 2011, is intended to provide an incentive to our executive officers, directors, employees, independent contractors or agents who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value.

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Stock Option Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Stock Option Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board.

Pursuant to a compensation agreement with a Director (former CEO), effective October 4, 2010, we granted a stock award in the amount of 150,000 shares of Company common stock.

Pursuant to a compensation agreement with our CFO, effective October 19, 2010, we granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share.  The option is immediately exercisable for five years from the date of issuance.

Pursuant to a compensation agreement with our Vice President - Exploration, effective January 13, 2011, we granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and is exercisable for ten years from the date of issuance.

Pursuant to a compensation agreement with our Director - Business Development, effective January 20, 2011, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance.

Pursuant to a compensation agreement with our current CEO, effective January 24, 2011, we (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance.

Pursuant to a compensation agreement with a Director, effective January 26, 2011, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share.  The option vests over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance.

Pursuant to an option agreement with a director effective June 17, 2011, he is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of our common stock exercisable at $0.25 per share. The option is fully vested and expires 10 years from date of grant.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Mineral Property Costs - We are in the exploration stage and have not yet realized any significant revenues from our planned operations.  We are primarily engaged in the acquisition and exploration of mining properties.  Mineral property acquisition and exploration costs are currently expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Equity-Based Compensation - We account for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of our equity instruments, other than common stock, is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award, and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

We account for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if we were to receive cash for the goods or services instead of paying with or using the equity instrument.

Other accounting policies are described in the notes to the financial statements included in this Annual Report . The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2011.

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have not generated any revenues.  We abandoned the Company’s previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, we entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”).  There were no material relationships between Axiom Gold and Silver, its officers and director or its affiliates and any of the shareholders of Axiom Mexico, other than in respect to the material definitive agreement and the pooling agreement described herein.  The agreement called for Axiom Gold and Silver, through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, to acquire all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) common shares of Axiom Gold and Silver.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased to exist.  Axiom Mexico, as the surviving corporation in the merger and a wholly-owned subsidiary of Axiom Gold and Silver continues its existence under its current name and continues to be governed by the laws of the state of Chihuahua, Mexico.    The Articles of Incorporation and By-laws of Axiom Mexico, as in effect immediately prior to the merger, are the articles of incorporation and by-laws of the surviving corporation in the merger until duly amended or repealed.  The members of the Board of Directors of Axiom Mexico, immediately prior to the merger have been confirmed as members of the Board of Directors of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified in the manner provided in the articles of incorporation and by-laws of the surviving corporation in the merger, or as otherwise provided by law.  The officers of Axiom Mexico immediately prior to the merger have been confirmed as the initial officers of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified.

No agent, broker, firm or other person acting on behalf of Axiom Mexico, Axiom Gold and Silver or Axiom Acquisition Corp. was entitled to any investment banking fee, commission, broker's or finder's fees in connection with this transaction.

Our plan of operation is forward looking, and we may never begin operations.

Plan of Operations

Our business plan is to proceed with the exploration of our Mexican mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals.

Our proposed principal product is precious metals.  Prior to production of precious metals, we must develop, mine, and smelt or further refine mineral resources, if any, located on properties that we have the right to develop.  Prior to developing precious metals, we must explore for, and determine that they are in sufficient quantities to warrant mining and selling them. In order to commence the exploration and development of precious metals properties, we will need to accomplish the following milestones:

1.         Acquire and/or Begin Exploration of Mineral Properties. We will need to raise additional funds or issue shares to pay for the cost of exploration on our existing mineral properties and/or to acquire additional mineral properties.

2.         Hire Qualified Staff. We will need to hire qualified people to execute our business plan to explore precious metals mineral properties. We will need to raise additional funds to attract qualified people to our Company.   We intend to hire employees at this time both as staff and/or through a third-party service provider in Mexico. We recently hired one full time geologist that is spending 100% of his time on our Aurora Project.  As well, we plan to hire two senior geologists and two junior geologists over the next 12 months through a third party service provider.  Our officers and directors will handle our administrative duties.

If we are not able to negotiate suitable terms to raise capital, then we may have to suspend or cease operations. As of the date of this report for the year ended August 31, 2011, we have raised $1,081,000 from the sale of equity but have not secured any additional financing.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

There is no historical financial information about us upon which to base an evaluation of our performance. With our acquisition of Axiom Mexico, we are currently in the exploration stage of our operations and have not generated any revenues. We may never be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

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

To date, we have experienced significant difficulties in generating revenues and raising additional capital. We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets as well as the general turmoil in the capital markets. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

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

PHENOCRYST - A term for large crystals or mineral grains floating in the matrix or groundmass of porphyry.

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
Mineral Properties

Axiom Mexico currently controls two properties, Aurora and Gavilan, located in Sonora, Mexico, and exploration activities are concentrated in these two properties.  Axiom Mexico is also in the process of evaluating additional projects in Mexico and Chile for possible acquisition. All of the properties are in the exploration stage and have no proven reserves.

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

Axiom Mexico may earn 100% interest in the Aurora concession pursuant to an option agreement with individuals effective December 26, 2010 by paying US$600,000 in staged payments, as amended, during four years: $15,000 upon signing the option agreement (paid), $20,000 payment due June 26, 2011 (paid), $25,000 payment due December 26, 2011, $30,000 payment due June 26, 2012, $40,000 payment due December 26, 2012, $50,000 payment due June 26, 2013, $70,000 payment due December 26, 2013, $150,000 payment due June 26, 2014, and $200,000 payment due December 26, 2014.    The option agreement for the Aurora concession is subject to a 2% NSR.  At any time Axiom Mexico may elect to purchase up to 1% of the NSR in exchange for a payment of US$500,000 for each 0.5%

Axiom Mexico may earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual dated on December 15, 2010  (with an effective date of January 15, 2011) by making US$1,500,000 in staged payments over four years: $15,000 upon signing the letter of intent (paid) $5,000 upon signing the option agreement (paid), $20,000 payment due July 15, 2011 (paid), $25,000 payment due January 15, 2012, $50,000 payment due July 15, 2012, $70,000 payment due January 15, 2013, $120,000 payment due July 15, 2013, $195,000 payment due January 15, 2014, $400,000 payment due July 15, 2014, $600,000 payment due January 15, 2015. There is no royalty on the Guadalupe Group concessions.

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

Figure 3. Local Geology.

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

Figure 4. Aurora project geology

The dominant fault orientation is N70°-80°E with secondary structural systems showing orientations of N20°E and N30°-40°W. Gold mineralization at the property is mostly associated with the main fault trend (N70°-80°E) which dips 50° to the southeast and cuts the volcanic rocks. The fault zone varies from 3 to 10 meters in width, and is characterized by intense silicification, oxidation and clay alteration which generally has obliterated primary textures and original minerals in the volcanic rocks. Our initial samples from the strongly altered and mineralized area returned gold values varying from 0.3 up to 5.9 g/t.

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

 Figure 5. Sample Results.

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

Budget

We estimate the budget for an initial exploration program at approximately $396,000.  The initial program includes geochemical sampling, mapping, trenching and sampling, and will have the goal of identifying drill targets for a subsequent drilling program.  We have applied for drilling permits and environmental permits so that we may start a drilling program in the fourth quarter of calendar 2011.  We do not currently have the funds to conduct this drilling program, and even if we obtain such funds, we may not begin this drilling program within the projected time.

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
Figure 6. Concessions comprising the Gavilan project.

Current Agreements regarding mining concessions

Axiom Mexico may acquire a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual dated October 15, 2010 (with an effective date of December 15, 2010) by making US$250,000 in staged payments, as amended, over a period of four years as follows: $10,000 upon signing the option agreement (paid), $15,000 payment due June 15, 2011(extended to December 15, 2011), $20,000 payment due December 15, 2011 (extended to June 15, 2012), $25,000 payment due June 15, 2012 (extended to December 15, 2012), $25,000 payment due December 15, 2012 (extended to June 15, 2013), $40,000 payment due June 15, 2013 (extended to December 15, 2013), $40,000 payment due December 15, 2013 (extended to June 15, 2014) , and $75,000 payment due December 15, 2014. There is no underlying royalty on the Gavilan concessions.

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

Figure 7. Gavilan project geology.

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

Competition

We compete with other mining and exploration companies in connection with the acquisition of mining claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees.  Many of these companies are much larger than us, have greater financial resources and have been in the mining business much longer than we have.  As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties.  We may not be able to compete against these companies in acquiring new properties and/or qualified people to work on any of our properties.
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

Governmental Regulations

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Any mineral exploration activity conducted by us requires permits from governmental authorities.  The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations and establish requirements for the decommissioning of mining properties after operations have ceased. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time. In addition, in certain jurisdictions, we may be subject to foreign investment controls and regulations governing our ability to remit earnings abroad.

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

Amendments to current governmental laws and regulations affecting mining companies, or the more stringent application thereof, could adversely affect our operations.  The extent of any future changes to governmental laws and regulations cannot be predicted or quantified. Generally, new laws and regulations result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new requirements.

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
We believe that we are in compliance with all material current government controls and regulations at each of our properties.

Compliance with Environmental Laws

Our current exploration plan and any future mining operations are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial condition or results of operations.  In the event that we make a mineral discovery and decide to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

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

Employees

We currently have four employees working for us.  We currently have no direct employees in Axiom Mexico, and all of the geologists we have in the field and administration staff in offices at this time are under contract to a third-party service provider.

All mineral exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our properties into production, such operations may also be contracted out to third parties.  We rely on members of management to handle all matters related to business development and business operations.

For the year ended August 31, 2011 compared to the year ended August 31, 2010.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our new business plan.

Operating Expenses. For the year ended August 31, 2011, our total operating expenses were $5,390,000 as compared to total operating expenses of $28,000 for the year ended August 31, 2010. Our total operating expenses consist of, primarily, non-cash compensation and consulting expenses ($3,854,000), exploration expense ($119,000)and professional fees related to being a public company ($252,000) . In addition we recorded a charge for the impairment of goodwill ($525,000) related to our acquisition of Axiom Mexico. We expect that we will continue to incur significant exploration expenses as we grow and significant professional fees related to being a public company.

Net Loss.  For the year ended August 31, 2011, our net loss was $5,411,000, as compared to the year ended August 31, 2010, in which our net loss was $28,000.  A large part of our net loss is from non-cash items attributed to hiring and maintaining quality personnel through the issuance of shares and options.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $246,000 as of August 31, 2011 which is a significant portion of our total assets.  We had cash of $153 as of August 31, 2010, which equals our total assets as of that date. The increase in the amount of our cash from 2010 to 2011 is due to our raising of capital through the sale of our securities. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, we do not have any commitments to raise any such funds, and we may not be able to raise additional funds.

As of August 31, 2011, our total liabilities were $377,122 comprised of $331,000 in accounts payable and accrued expenses (including, $25,000 and $100,000  owed to our President and our Director - Business Development, respectively, for accrued compensation and expenses), $16,000 in payables to related parties, and $30,000 in notes payable to non-affiliates. In our year ended August 31, 2011, our current liabilities owed to Mr. Johnson, our former president, were waived by him. As of August 31, 2010, our total liabilities of $6,000 consisted of accounts payable of $4,000 and related party liabilities of $2,000 from the officer of the Company, Nigel Johnson, for charges for administrative services provided to us.

At inception, we sold 20,000,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 4,483,400 shares of common stock through our public offering for proceeds of $112,085. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. For the year ended August 31, 2011, we sold 4,324,000 shares of common stock through our public offering for gross proceeds of $1,081,000.  We recorded $96,850 of costs related to the offering.  We used the proceeds from this offering for general working capital to pay the costs of operations.

During fiscal 2012, we expect that our business plan for exploration of mineral properties will be a significant cost to us and to complete that plan we will need to raise substantial funds.  Furthermore, if we find additional properties for acquisitions that may also require significant capital, not only for the actual acquisition but also for any exploration work that may need to be completed.  As well, the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated exploration costs, acquisition costs, increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8.  Financial Statements

Meyler&Company LLC           One Arin Park                                                      Phone: 732-671-2244
Certified Public Accountants            1715 Highway 35
& Management Consultants             Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
Axiom Gold and Silver Corp.

We have audited the accompanying consolidated balance sheets of Axiom Gold and Silver Corp. as of August 31, 2011 and 2010, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended August 31, 2011, and for the period from inception of exploration stage (September 1, 2010) through August 31, 2011, and the consolidated statement of stockholders’ equity (deficiency) for the periods from inception of prior operations (February 13, 2007) through August 31, 2010 and inception of exploration stage (September 1, 2010) through August 31, 2011.  Axiom Gold and Silver Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axiom Gold and Silver Corp. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2011, and the period from inception of exploration stage (September 1, 2010) through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has no established source of revenue, and has accumulated significant losses and an accumulated deficit during its exploration stage.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

December 9, 2011
Middletown, NJ

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

35	Consolidated Balance Sheets as of August 31, 2011 and 2010.

36	Consolidated Statements of Operations for the years ended August 31, 2011 and 2010 and the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2011.

37
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the periods from Inception of Prior Operations (February 13, 2007) through August 31, 2010 and Inception of Exploration Stage (September 1, 2010) through August 31, 2011.

39	Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010 and the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2011.

41	Notes to Consolidated Financial Statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	August 31,
	2011	2010

ASSETS

Current assets
Cash	$246,233	$153
Net VAT receivable	58,514	--
Prepaid and other current assets	1,046	--
Total current assets	305,793	153
Property and equipment – net	12,878	--
Other	2,361	--

Total assets	$321,032	$153

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$331,371	$3,776
Notes payable	30,000	--
Related party payables	15,751	2,250

Total liabilities	377,122	6,026

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 31,307,400 and 24,483,400
shares issued and outstanding at August 31, 2011
and 2010, respectively	31,307	24,483
Additional paid-in capital	5,427,787	91,506
Accumulated other comprehensive income	17,945	--
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(5,411,267)	--

Total stockholders’ deficiency	(56,090)	(5,873)

Total liabilities and stockholders’ deficiency	$321,032	$153

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Consolidated Statements of Operations

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2011	2010	2011

Expenses
Compensation	$3,747,974	$--	$3,747,974
Impairment of goodwill	525,477	--	525,477
General and administrative	997,427	27,616	997,427
Exploration	118,732	--	118,732

Loss before other expenses	(5,389,610)	(27,616)	(5,389,610)

Other expenses
Interest expense	(1,317)	--	(1,317)
Foreign currency loss	(20,340)	--	(20,340)

Net loss	$(5,411,267)	$(27,616)	$(5,411,267)

Basic and diluted loss per share	$(0.20)	$--

Weighted average number of common
shares outstanding – basic and diluted	27,094,907	24,483,400

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
Periods from Inception of Prior Operations (February 13, 2007) through August 31, 2010 and
Inception of Exploration Stage (September 1, 2010) through August 31, 2011

						Deficit
				Accumulated	Deficit	Accumulated	Total
			Additional	Other	Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Equity
	Shares	Amount	Capital	Income	Operations	Stage	(Deficiency)

Balance, February 13, 2007 (inception)	--	$--	$--	$--	$--	$--	$--

Common stock issued for cash at $0.00025 per share	20,000,000	20,000	(19,500)	--	--	--	500

Net loss for the period ended August 31, 2007	--	--	--	--	(4,974)	--	(4,974)

Balance August 31, 2007	20,000,000	20,000	(19,500)	--	(4,974)	--	(4,474)

Common stock issued for cash at $0.025
per share	4,483,400	4,483	107,602	--	--	--	112,085

Net loss for the year ended August 31, 2008	--	--	--	--	(56,970)	--	(56,970)

Balance August 31, 2008	24,483,400	24,483	88,102	--	(61,944)	--	50,641

Net loss for the year ended August 31, 2009	--	--	--	--	(32,302)	--	(32,302)

Balance August 31, 2009	24,483,400	24,483	88,102	--	(94,246)	--	18,339

Forgiveness of related party notes payable	--	--	3,404	--	--	--	3,404

Net loss for the year ended August 31, 2010	--	--	--	--	(27,616)	--	(27,616)

Balance August 31, 2010, prior operations	24,483,400	$24,483	$91,506	$--	$(121,862)	$--	$(5,873)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
Periods from Inception of Prior Operations (February 13, 2007) through August 31, 2010 and
Inception of Exploration Stage (September 1, 2010) through August 31, 2011

						Deficit
				Accumulated	Deficit	Accumulated	Total
			Additional	Other	Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Equity
	Shares	Amount	Capital	Income	Operations	Stage	(Deficiency)

Balance forward from prior operations	24,483,400	$24,483	$91,506	$--	$(121,862)	$--	$(5,873)

Common stock issued for compensation at $0.25 per share	150,000	150	37,350	--	--	--	37,500

Forgiveness of related party loan payable	--	--	2,250	--	--	--	2,250

Stock based compensation for options issued to employees
and directors	--	--	3,253,705	--	--	--	3,253,705

Common stock issued for compensation at $0.75
per share	100,000	100	74,900	--	--	--	75,000

Common stock issued for the acquisition of Axiom
Mexico at $0.25 per share	2,000,000	2,000	498,000	--	--	--	500,000

Related party rent expense	--	--	3,000	--	--	--	3,000

Common stock issued for cash at $0.25 per share	4,324,000	4,324	1,076,676	--	--	--	1,081,000

Offering costs	--	--	(96,850)	--	--	--	(96,850)

Common stock issued for services at $1.95 per share	250,000	250	487,250	--	--	--	487,500

Components of comprehensive loss:
Foreign Currency translation	--	--	--	17,945	--	--	17,945
Net loss for the year ended August 31, 2011	--	-	--	--	--	(5,411,267)	(5,411,267)
Total comprehensive loss	--	--	--	--	--	--	(5,393,322)

Balance August 31, 2011	31,307,400	$31,307	$5,427,787	$17,945	$(121,862)	$(5,411,267)	$(56,090)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(5,411,267)	$(27,616)	$(5,411,267)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	3,853,705	--	3,853,705
Impairment of goodwill	525,477	--	525,477
Related party rent expense	3,000	--	3,000
Depreciation expense	1,928	--	1,928
Foreign currency loss	20,340	--	20,340
Changes in assets and liabilities:
Net VAT receivable	(48,777)	--	(48,777)
Prepaid expenses and other current assets	123	--	123
Other	(1,371)	--	(1,371)
Accounts payable and accrued
expenses	326,900	3,776	326,900
Net cash used in operating activities	(729,942)	(23,840)	(729,942)

Cash flows from investing activities
Acquisition of equipment	(7,330)	--	(7,330)
Cash received in acquisition	3,435	--	3,435
Net cash used in investing
activities	(3,895)	--	(3,895)

Cash flows from financing activities
Proceeds from notes payable	30,000	--	30,000
Proceeds from issuance of common stock	1,081,000	--	1,081,000
Offering costs	(96,850)	--	(96,850)
Proceeds (payments) related parties - net	(31,838)	1,250	(31,838)
Net cash provided by financing activities	982,312	1,250	982,312
Net increase (decrease) in cash	248,475	(22,590)	248,475
Adjustment for change in exchange rate	(2,395)	--	(2,395)
Cash balance, beginning of periods	153	22,743	153

Cash balance, end of periods	$246,233	$153	$246,233

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2011	2010	2011

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$3,435	$--	$3,435
Net VAT receivable	9,667	--	9,667
Prepaid expenses and other current assets	1,169	--	1,169
Security deposit	990	--	990
Furniture and equipment	7,476	--	7,476
Accounts payable and accrued expenses	(625)	--	(625)
Related party payables	(47,589)	--	(47,589)

Net liabilities acquired	$(25,477)	$--	$(25,477)

Non-cash financing activities:
Forgiveness related party payables	$2,250	$3,404	$2,250

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 1	Nature of Business and Basis of Financial Statement Presentation

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

Exploration Stage Company – As of September 1, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”.  For the period from February 13, 2007 (Inception) to August 31, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets and consolidated statement of changes in stockholders’ equity (deficiency).  To date, the Company’s planned principal operations have not fully commenced.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 3	Summary of Significant Accounting Policies (Continued)

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

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of August 31, 2011 at the period end exchange rate of 1.00 MXN to US $0.0801.  Income and expense amounts for the period January 13, 2011 through August 31, 2011 were translated using the average rates during the period of 1.00 MXN to US $0.084.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 3	Summary of Significant Accounting Policies (Continued)

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

Income Taxes – The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At August 31, 2011, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.  Axiom Minerals is subject to the tax laws of Mexico and its tax year is on a calendar basis.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 3	Summary of Significant Accounting Policies (Continued)

At August 31, 2011, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of August 31, 2011, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Subsequent Events – In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

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

The operating results of Axiom Mexico from January 13, 2011 to August 31, 2011 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of August 31, 2011 reflects the acquisition of Axiom Mexico, effective January 13, 2011, the date of the acquisition. The acquisition date fair value of the total consideration transferred was $500,000, which consisted of 2,000,000 shares of Company common stock valued at $0.25 per share.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

Cash                                                                           $                3,435
Net VAT receivable                                                                   9,667
Other current assets                                                                  1,169
Security deposit                                                                            990
Furniture and equipment                                                          7,476
Total identifiable assets                                                          22,737
Related party loans payable                                                 (47,589)
Other current liabilities                                                               (625)
Total liabilities assumed                                                        (48,214)
Net identifiable liabilities acquired                                       (25,477)
Goodwill                                                                                      25,477

Net assets acquired                                                     $          500,000

The Company tested for impairment at the time of the acquisition and determined that the goodwill was impaired and recorded a charge of $525,477.  None of the goodwill is expected to be deductible for income tax purposes.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 4	Acquisitions (Continued)

The amount of net loss of Axiom Mexico included in the Company’s Consolidated Statements of Operations (including goodwill impairment of $525,477) from the acquisition date, January 13, 2011, to the year ending August 31, 2011 are as follows:

		Period from
		Inception of
		Exploration
		Stage
	Year	(September 1,
	Ended	2010) through
	August 31,	August 31,
	2011	2011

Net loss	$(935,027)	$(935,027)
Basic and diluted loss per share	$(0.03)

The following supplemental pro forma information presents the consolidated financial results as if the acquisition of Axiom Mexico had occurred September 1, 2010.

		Period from
		Inception of
		Exploration
		Stage
	Year	(September 1,
	Ended	2010) through
	August 31,	August 31,
	2011	2011

Net loss	$(5,436,949)	$(5,436,949)
Basic and diluted loss per share	$ (0.20)

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 5.	Furniture and Equipment

Furniture and equipment at August 31, 2011 is as follows:

Furniture and equipment                                                                              $     14,806
Accumulated depreciation                                                                                  (1,928)

                         $      12,878

Depreciation expense is $1,928 in the year ended August 31, 2011.

Note 6	Related Party Transactions

Loans Payable – As of August 31, 2010, the Company had a loan payable of $2,250 to the former Chief Executive Officer of the Company, Nigel Johnson, for administrative services provided to the Company. On October 20, 2010, the balance was forgiven by Mr. Johnson and the amount of $2,250 was credited to additional paid-in capital.

Rent Expense – The Company, through February 2011, utilized minimal office space at the office of a current Director without charge (see Note 11). An amount of $500 per month, the estimated fair value, has been charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $3,000 in the year ended August 31, 2011.

Professional Fees – Legal services are provided by a law firm in which a current Director serves as senior partner. Legal fees and related expenses amounted to approximately $72,000 in the year ended August 31, 2011.   There is approximately $1,000 payable as of August 31, 2011.

Accounting and tax services are provided by an accounting firm in which our current Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to approximately $67,000 in the year ended August 31, 2011.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 6	Related Party Transactions (Continued)

Consulting services are provided by an entity in which one of our Directors is an owner. There is approximately $4,000 in related party payables and $51,000 in expense as of and for the year ended August 31, 2011, respectively.

Consulting services are provided by an entity in which two of our stockholders are owners. There is approximately $1,200 in related party payables and $7,500 in expenses as of and for the year ended August 31, 2011.

Other – The Company is obligated to its Chief Executive Officer for accrued and unpaid compensation and reimbursable expenses as of August 31, 2011 in the amount of approximately $25,000 (See Note 11).

The Company is obligated to its Director – Business Development, who is also a stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of August 31, 2011 in the amount of approximately $100,000 (See Note 11).

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

Current Agreements regarding mining concessions:
We can earn a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual effective December 15, 2010 by paying a total of US$250,000 in staged payments, as amended, over a four year period as follows: US$10,000 paid upon signing the option agreement, US$15,000 payment due December 15, 2011, US$20,000 payment due June 15, 2012, US$25,000 payment due December 15, 2012, US$25,000 payment due June 15, 2013, US$40,000 payment due December 15, 2013, US$40,000 payment due June 15, 2014, and a US$75,000 payment due December 15, 2014. There is no underlying royalty on the Gavilan concessions.

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

Current Agreements regarding mining concessions (continued)

We can earn 100% interest in the Aurora concession pursuant to an option agreement with individuals effective December 26, 2010 by paying a total of US$600,000 in staged payments, as amended, over a four year period; US$15,000 paid upon signing the option agreement, US$20,000 paid June 26, 2011, US$25,000 payment due December 26, 2011, US$30,000 payment due June 26, 2012, US$40,000 payment due December 26, 2012, US$50,000 payment due June 26, 2013, US$70,000 payment due December 26, 2013, US$150,000 payment due June 26, 2014, and a US$200,000 payment due December 26, 2014.    The option agreement for the Aurora concession is subject to a 2% net smelter return royalty. We may elect to purchase at any time up to the maximum of 1% of the net smelter return royalty in the maximum amount of US$500,000 for each 0.5%

We can earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual effective on January 15, 2011 by making US$1,500,000 in staged payments, as amended, over four years; US$15,000 paid upon signing the letter of intent, US$5,000 paid upon signing the option agreement, US$20,000 paid July 15, 2011, US$25,000 payment due January 15, 2012, US$50,000 payment due July 15, 2012, US$70,000 payment due January 15, 2013, US$120,000 payment due July 15, 2013, US$195,000 payment due January 15, 2014, $400,000 payment due July 15, 2014, $600,000 payment due January 15, 2015. There is no royalty on the Guadalupe Group concessions.

Name	Title Number	Size	Location	Valid Date	Registration	Net Smelter Return
Aurora	266350	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 250 LIB. CONCESIONES MINERAS	2%
Marco Fraccion I	236348	330 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 248 LIB. CONCESIONES MINERAS	None
Marco Fraccion II	236349	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 249 LIB. CONCESIONES MINERAS	None

The Company incurred exploration expenses as follows in the year ended August 31, 2011:

	Aurora	Gavilan	Total

Drilling and sampling	$9,899	$--	$9,899
Geological, geochemical, geophysics	48,805	--	48,805
Land costs, taxes, permits	45,546	334	45,880
Travel	4,611	--	4,611
Other	9,537	--	9,537

	$118,398	$334	$118,732

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

Interest expense in the year ended August 31, 2011 is $1,317.

Note 9	Stockholders’ Equity

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

Pursuant to a compensation agreement with a Director (former CEO), effective October 4, 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock (see Note 11). The shares are valued at $37,500 or $0.25 per share, the fair value at date of grant. The Company recorded share-based compensation of $37,500 in the year ended August 31, 2011.

Pursuant to a compensation agreement with our CFO, effective October 19, 2010, the Company granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share, which represents the fair value at date of grant (see Note 11).  The option is immediately exercisable for five years from the date of issuance. The fair value of the option, $10,174, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense over the vesting period.  The expense recorded in the year ended August 31, 2011 was $10,174.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, the Company issued two million (2,000,000) of its common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($0.25 per share) which represents the fair value on that date.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 9	Stockholders’ Equity (Continued)

Pursuant to a compensation agreement with our Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vests over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2011 was $294,866.

Pursuant to a compensation agreement with our Director – Business Development, effective January 20, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.70.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2011 was $149,979.

Pursuant to a compensation agreement with our current CEO, effective January 24, 2011, the Company (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.75.  The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2011 was $2,642,005 (including $75,000 related to the common shares issued).

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 9	Stockholders’ Equity (Continued)

Pursuant to a compensation agreement with a Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The expense recorded in the year ended August 31, 2011 was $67,329. The fair value of the option is charged to operations as share-based expense over the vesting period.

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

In June and July 2011, we sold 2,394,000 shares of common stock at $0.25 per share for gross proceeds of $598,500 to six non-US accredited investors pursuant to Regulations S and three US accredited investors pursuant to Regulation D. In addition, we incurred offering costs of $94,350 (10% of gross proceeds) on all sales pursuant to Regulation S.

In July 2011, we issued 250,000 shares of common stock for investor relations services (see Note 11).  The shares are valued at $487,500 the fair value at date of grant.

Effective June 17, 2011, we appointed Roman Friedrich III to our Board of Directors. Mr. Friedrich is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of our common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option is fully vested and expires 10 years from date of grant. The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense in the year ended August 31, 2011.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 9	Stockholders’ Equity (Continued)

Effective June 17, 2011, we granted our CFO an option to purchase 100,000 shares of common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option vests over a two year period and expires 10 years from date of grant. The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The expense recorded in the year ended August 31, 2011 was $49,888. The fair value of the option is charged to operations as share-based expense over the vesting period.

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

2011

Dividend Yield	--%
Risk-Free Interest Rate	3.34%
Expected Life	9.75 Years
Expected Volatility	111.55%

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of August 31, 2011, 50,000 shares of common stock are available for issuance under the plan.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 9	Stockholders’ Equity (Continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the period.

	For the Year Ended
	August 31, 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period
Granted/Sold	6,950,000	$0.25
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2011	6,950,000	$0.25	9.16Years	$5,212,500

Exercisable at August 31, 2011	2,883,333	$0.25	9.07 Years	$2,162,500

The weighted-average grant-date fair value of options granted during the year ended August 31, 2011 was $0.71.  No options were exercised during the period.

Summary of non-vested options as of and for the year ended August 31, 2011 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	6,950,000	$0.71
Vested	(2,883,333)	$0.72
Forfeited	--	$--
Non-vested at August 31, 2011	4,066,667	$0.71

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	August 31,
	2011	2010

Deferred tax assets:
Pre-operating costs	$289,994	$47,526
Equity-based payments	1,487,530	--
Net operating loss carryforward	148,482	--
Valuation allowance	(1,926,006)	(47,526)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended August 31, 2011 and 2010 as follows:

	Years Ended
	August 31,
	2011	2010

U.S. statutory rate	(34%)	(34%)
State income tax – net of federal benefit	(5%)	(5%)
Change in valuation allowance	39%	39%

Effective Rate	--	--

At August 31, 2011, the Company had approximately $751,000 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs will be amortized in the 180 month period beginning June 1, 2011, the commencement of exploration operations. No tax benefit has been reported in the August 31, 2011 and 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $1,878,000 and $11,000 in the years ended August 31, 2011 and 2010, respectively.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Income Taxes (Continued)

Axiom Mexico is subject to the following Mexican taxes:

a.	Income tax is incurred at the rate of 30%.

b.	The IETU tax is incurred at the rate of 17.5%. The taxable base is determined by totaling the revenues collected, less certain deductions paid, including the deduction of investments.

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

Effective June 17, 2011, we appointed Roman Friedrich III to our Board of Directors. Mr. Friedrich is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of our common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option is fully vested and expires 10 years from date of grant.

On July 5, 2011, we entered into an agreement with a consultant to provide the Company investor relations services. The agreement, which is effective July 1, 2011, has a six month term through December 31, 2011 and provides for monthly compensation of $5,000. In addition, we issued the consultant 250,000 shares of our common stock valued at $487,500 which are earned upon the signing of the agreement.

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 11	Commitments (Continued)

Approximate future commitments under the compensation agreements are as follows:

Year ended
August 31

2012	$354,000
2013	347,000
2014	130,000

Total	$831,000

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

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 11	Commitments (Continued)

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

Axiom Mexico leases office facilities on an annual basis. The annual rent for the period from August 2011 through July 2012 is 112,800 Mexican Pesos (US $9,475).  A rent deposit of 12,000 Mexican Pesos (US $961) has been recorded in the balance sheet.

Rent expense for the year ended August 31, 2011 amounted to $15,000.

AXIOM GOLD AND SILVER CORP.
(FORMERLY TC POWER MANAGEMENT CORP.)
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 11	Commitments (Continued)

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

N/A

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of John Larson, our Chief Executive Officer and Frank Lamendola, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Dr. Larson and Mr. Lamendola concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	Only one independent director;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Management's annual report on internal control over financial reporting

John Larson, our Chief Executive Officer and Frank Lamendola, our Chief Financial Officer, were responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of August 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

• •
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be a financial expert.

We do not maintain appropriate cash controls – Due to our very limited staff, including accounting personnel, we lack a proper segregation of functions, duties and responsibilities with respect to our cash process.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once we have adequate capital and sufficient personnel available we will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012.

2.	We will appoint additional personnel to assist with the preparation of our monthly financial reporting, including segregating the cash processes and the accounting functions.

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

The name, address, age and position of our present officers and director is set forth below:

Name	Age	Position
John Larson Steven A Sanders Frank Lamendola Francisco Quiroz Nivaldo Rojas Roman Friedrich III	55 66 51 48 76 65	Chief Executive Officer, President, Director Secretary and Director Chief Financial Officer. Director Director Director

Dr. Larson has held his offices/positions as Chief Executive Officer, President and Director of our Company since January 24, 2011, and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Mr. Sanders has held his offices/positions as Chief Executive Officer, President and Director of our Company since October 4, 2010 to January 13, 2011, at which time he was replaced as CEO and President by Dr. Larson.  Mr. Sanders remains our Secretary and Director.

Mr. Lamendola has held his offices/positions as Chief Financial Officer of our Company since October 18, 2010, and is expected to hold his offices/positions until the next annual meeting of our stockholders.

John Larson:
President, Chief Executive Officer and Director

Dr. Larson is an executive with 33 years international experience in exploration, mining and resource/reserve/mine development. He has worked with government geological surveys, junior mining companies and major international minerals companies, including 16 years with BHP and BHP Billiton in various international locations, holding positions as Manager, North America Copper Exploration, Manager, Global Porphyry Copper Exploration, and Manager, Latin America Exploration.  From November 2008 until June 2010 Dr. Larson was Corporate Manager of Exploration for Hochschild Mining Plc based in Lima Peru.  From January 2006 until December 2008 he was General Manager, Exploration for Zinifex Limited based in Melbourne Australia.  From November 2004 until January 2006 he was Manager, Latin American Exploration for BHP Billiton Minerals Exploration based in Santiago Chile.  Dr. Larson obtained his doctorate degree from the Colorado School of Mines in 1988.  Dr. Larson is a Fellow of the Society of Economic Geologists, a Fellow of the Australian Institute of Mining and Metallurgy, a Member of the Prospectors and Developers Association of Canada and a Member of the Asociacion de Ing de Minas, Metalurgistas y Geologos de Mexico.

Steven A Sanders:
Director and Secretary

Mr. Sanders was President, Chief Executive Officer and director of our Company from October 2010 to January 2011.  He remains a director of our Company and is the Secretary.  Since July 2007, Mr. Sanders has been the Senior Partner of Sanders Ortoli Vaughn-Flam Rosenstadt LLP. From January 1, 2004 until June 30, 2007, he was of counsel to the law firm of Rubin, Bailin, Ortoli, LLP.  Mr. Sanders also serves as a Director of Helijet International, Inc. and Op-Tech Environmental Services, Inc.  Additionally, he is a Director of the Roundabout Theatre Company (the largest non-for-profit theatre in North America), Town Hall, New York City, and the American Academy of Dramatic Arts.

Frank Lamendola:
Chief Financial Officer

From November 2006 through the present, Mr. Lamendola has been a consultant with SGA Group PC which is a public accounting firm.  From 1982 to August 2006, he worked with the firm, Moore Stephens, P.C. and was a partner there from 1996 through August 2006.

Francisco Quiroz:
Director

Francisco Quiroz:  On January 13, 2011 became a director of our Company.  For 19 years, Mr. Quiroz has been responsible for designing, managing and executing all aspects of mineral exploration programs, including planning, contract negotiation, training staff, construction supervision and data interpretation.  Mr. Quiroz is currently the president of Axiom Minerals de Mexico S.A. de C.V., a position he has held since June 2010.  From February 2008 to December 2009 he was the President of Pan American Goldfields Corp. a U.S. publicly traded company.  Prior to his position with Pan American Goldfields, Mr. Quiroz worked for BHP Billiton for 17 years. He attended the University of Arizona, earning a degree in Economic Geology and the University of Chihuahua, receiving a B.S. in Geology.

Nivaldo Rojas:
Director

For the past 12 years, Mr. Rojas has been the President of Rojas & Asociados, a leading Argentinean mining consulting and management firm (www.rojasyasociados.com) based in Mendoza, Argentina. Previously, Mr. Rojas worked for BHP as Country Manager. During his career he played a key role in the discovery of several world-class ore deposits such as the Escondida porphyry copper deposit in Chile and Agua Rica, Diablillos, Taca Taca and Los Azules in Argentina. Mr. Rojas has a degree in Mining Engineering from the University of Atacama, Chile. Mr. Rojas received the “Excellence in Exploration Award” from BHP in 1995 and an award recognizing his professional career achievements from Panorama Minero in 2007. He is a member of the AusIMM, the Chilean Institute of Mining Engineers and a founding member of GEMERA (Group of Exploration Mining Companies of Argentina).

Roman Friedrich III:
Director

President of Roman Friedrich & Company September 1997 to present; Managing director of McNicoll Lewis & Vlak LLC from September 2010 to September 2011. Trustee of Guggenheim Enhanced Equity Strategy Fund since April 2003; Claymore Guggenheim Strategic Opportunity Fund since September 2010; Guggenheim Build America Bonds Managed Duration Trust since January 2011; Guggenheim Enhanced Equity Income Fund, Guggenheim Equal Weight Enhanced Equity Income Fund since October 2011 and Fiduciary/Claymore MLP Opportunity Fund since August 2010 (all NYSE) . Trustee of Guggenheim/Claymore ETF Trust 1 and Trust 2 (NYSE) since May 2010. Director OF Big Bank Big Oil Split Corp. since May 2006; and Claymore Silver Bullion Trust since June 2009; (both TSX). Member of the IRC (Independent Review Committee) of Claymore Investment’s family of ETFs since 2005 (all TSX).

Director - Zincore Metals Inc., since June2009; Windstorm Resources Inc. since March 2011, and Axiom Gold and Silver Corp. since August 2011.

Director of ECI Exploration Inc. and Sundance Minerals Corp. both private companies.

Director of Gateway Gold Corp. from 2004 to 2008. Director of Stratagold Corporation, from 2003 - 2009. Director of GFM Resources LTD., from 2005 to 2010.

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

Corporate Governance.

Director Independence.  We have one independent member of our Board of Directors as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Audit Committee and Charter

We do not have a separately designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we have limited operations, at the present time, and therefore we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ending August 31, 2011 and 2010.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year Ended August 31	Salary $		Bonus $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
John E.
Larson, CEO	2011	112,500		0	75,000	2,567,005	0	0	0	2,754,505
Principal	2010	0		0	0	0	0	0	0	0
Executive
Officer (2)
Francisco Quiroz, CEO, VP Exploration (3)	2011 2010	104,250 0		0 0	0 0	294,866 0	0 0	0 0	0 0	399,116 0
Frank
Lamendola	2011	67,080	(5)	0	0	60,062	0	0	0	127,142
Principal	2010	0		0	0	0	0	0	0	0
Accounting
Officer (4)

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. Pursuant to SEC Rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Dr. Larson was appointed CEO January 24, 2011

(3)	Mr. Quiroz was appointed CEO effective January 13, 2011 and resigned January 24, 2011

(4)	Mr. Lamendola was appointed CFO effective October 18, 2010

(5)	Represents $67,080 of fees paid pursuant to a consulting agreement entered into with an entity affiliated with Mr. Lamendola

Employment Contracts

On January 24, 2011, we appointed Dr. John Larson as our new Chief Executive Officer and Director. Pursuant to his employment agreement, Dr. Larson will be compensated at the rate of $180,000 per annum effective as of January 15, 2011.  In addition to other customary benefits, he is also entitled to receive quarterly medical insurance reimbursements of $5,000.  Dr. Larson was granted stock options to purchase 5,500,000 shares at an exercise price of $0.25 per share.  The options vest over a 3 year period and expire 10 years from the date of grant.  Dr. Larson also received a signing bonus of 100,000 shares of our common stock. Dr. Larson will also be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

Effective January 13, 2011, we appointed Francisco Quiroz as our new Chief Executive Officer and Director.  With the appointment of Dr. John Larson (see above), Mr. Quiroz resigned as Chief Executive Officer and assumed the title of Vice President – Exploration. Pursuant to his employment agreement, Mr. Quiroz will be compensated at the rate of $166,800 per annum effective as of January 13, 2011 for an initial term of three years and was granted stock options to purchase 600,000 shares of Company common stock at an exercise price of $0.25 per share.  The options vest semi-annually over a 2 year period and expire 10 years from the date of grant. In addition to other customary benefits, Mr. Quiroz will be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

Stock Option and other Compensation Plans

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. During the year ended August 31, 2011, options to purchase 6,950,000 shares of common stock were granted under the plan.

As of August 31, 2011 and 2010, there are no other stock option plans, stock appreciation rights, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Grants of Plan Based Awards
				Closing
		Number of	Exercise	Market	Grant Date
		Securities	Price of	Price on	Fair Value of
		Underlying	Options	Date of	Stock Options
Name	Grant Date	Option #	Awards (#/Sh)	Grant	Awards

John E. Larson	01/24/2011	5,500,000	$0.25	$0.75	$3,977,771
Francisco Quiroz	01/13/2011	600,000	$0.25	$0.67	$386,632
Frank Lamendola	10/18/2010	50,000	$0.25	$0.25	$10,174
	6/17/2011	100,000	$0.25	$1.18	$114,464

Outstanding Equity Awards at Fiscal Year-end

As of the year ended August 31, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Equity
Incentive
Plan
			Equity					Awards
			Incentive					Number	Value
	Number		Plan			Number		Of	Of
	of		Awards			of		Unearned	Unearned
	Securities		Number			Share	Market	Shares,	Shares,
	Underlying		of			Shares of	Value of	Units or	Units or
	Unexercised		Securities			Units of	Shares	Other	Other
	Options		Underlying	Option	Option	Stock	Or Units	Rights	Rights
	#	#	Unexercised	Exercise	Expiration	Not	Not	Not	Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested

John E. Larson (1)	2,200,000	3,300,000	0	$0.25	1/24/21	0	0	0	0
Francisco Quiroz (2)	300,000	300,000	0	$0.25	1/13/21	0	0	0	0
Frank Lamendola (3)	50,000	--	0	$0.25	10/18/15	0	0	0	0
	33,333	66,667	0	$0.25	6/17/21	0	0	0	0

(1)
Dr. Larson received 5,500,000 options under the 2010 Stock Option Plan effective January 24, 2011.  The options vest over three years as follows:  2,200,000 options vested January 24, 2011; 1,400,000 options vest January 24, 2012; 1,300,000 options vest January 24, 2013; 600,000 option vest January 24, 2014.

(2)
Mr. Quiroz received 600,000 options under the 2010 Stock Option Plan effective January 13, 2011.  The options vest over two years as follows:  150,000 options vested immediately; 150,000 options vested July 13, 2011; 150,000 options vest January 13, 2012; 150,000 options vest July 13, 2012

(3)
Mr. Lamendola received 150,000 options under the 2010 Stock Option Plan.  50,000 options granted October 18, 2010 vested immediately, 100,000 options granted June 17, 2011 vest over two years as follows:  33,333 options vested immediately; 33,333 options vest June 17, 2012; 33,334 options vest June 17, 2013.

Compensation of Directors

The following table sets forth information concerning the compensation paid to each of our non-employee directors during the fiscal year ended August 31, 2011:

	Fee			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Or Paid	Stock	Options	Plan	Compensation	All Other
Name	In Cash	Awards	Awards	Compensation	Earnings	Compensation		Total
	($)	($) (1)	($) (1)	($)	($)	($)		($)

Steven A. Sanders	0	37,500	0	0	0	0		37,500
Nivaldo Rojas	7,000	0	67,329	0	0	51,000	(2)	125,329
Roman Friedrich, III	3,000	0	114,464	0	0	0		117,464

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. Pursuant to SEC Rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Represents $51,000 of fees paid pursuant to a consulting agreement entered into with an entity affiliated with Mr. Rojas

On October 4, 2010, we appointed Steven A. Sanders to the Board of Directors. Pursuant to the agreement, Mr. Sanders is to receive a stock award in the amount of 450,000 shares of Company common stock as compensation for serving as a director. 150,000 shares will be earned upon the start of each year for which he serves as a director.  The initial term of the agreement is three years.

On January 26, 2011, we entered into an agreement with Nivaldo Rojas pursuant to which in return for serving as a Director, Mr. Rojas will receive $1,000 per month and options to purchase 300,000 shares of our common stock exercisable at $0.25 per share. The options vest over a three year period and expire 10 years from the date of the grant. Additionally, we entered into a Finder’s Fee Agreement with an entity in which Mr. Rojas is an owner whereby we will pay the entity fees, as defined in the agreement, for (i) finding suitable properties to acquire and (ii) gold discovered on such properties.

Effective June 17, 2011, we appointed Roman Friedrich III to our Board of Directors. Mr. Friedrich is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of our common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option is fully vested and expires 10 years from date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2011, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the following common shares.

	Name of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class
Common Stock:	John Larson	2,300,000 shares (1)	7.4%
Common Stock:	Francisco Quiroz	4,300,000 shares (2)	13.7%
Common Stock:	Nivaldo Rojas	50,000(3)	<1%
Common Stock:	Roman Friedrich III	100,000(4)	<1%
Common Stock	Steven A. Sanders	150,000 shares (5)	<1%
Common Stock:	Frank Lamendola	83,333 Shares (6)	<1%
Common Stock:	Chessman Idor Holdings LLC	2,500,000 Shares	8.0%
Common Stock:	Alex Daza	3,000,000 Shares	9.6%
Common Stock:	Robert Knight	3,650,000 Shares	11.7%
Common Stock:	David Guinez	3,000,000 Shares	9.6%
Common Stock:	Llewellyn Family Trust	3,500,000 Shares	11.2%
Common Stock:	Twelvetrees Capital Formation LLC	3,900,000 Shares	12.5%
Common Stock:	All directors and named executive officers as a group	6,983,333 Shares	22.3%

(1)	John Larson is our Chief Executive Officer, President and a director.
(2)	Francisco Quiroz is a director
(3)	Nivaldo Rojas is a director
(4)	Roman Friedrich III is a director
(5)	Steven A. Sanders is a director
(6)	Frank Lamendola is the CFO

*Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

No Equity Compensation Plan

As of August 31, 2011 we have 300,000 shares of common stock that will be payable to a director 150,000 in October, 2011 and 2012.  Other than that payment, we do not have  any securities authorized for issuance under any equity compensation plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In February 2007, we issued a total of 20,000,000 shares of restricted common stock to Gordon Douglas, our ex-president, in consideration of $500 cash.

Gordon Douglas, our ex-president, has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of August 31, 2010, Mr. Douglas advanced us $11,704 for our benefit and $8,300 has been repaid by us to Mr. Douglas. There is no written agreement evidencing the advancement of funds by Mr. Douglas or the repayment of the funds to Mr. Douglas. The entire transaction was verbal.  As of August 31, 2010, Mr. Douglas waived the debt owed to him and no payments are due to Mr. Douglas.

 As of August 31, 2010  we had a loan payable of $2,250  to our former officer, Nigel Johnson, for administrative services provided to us. On October 20, 2010, Mr. Johnson waived the debt owed to him and no payments are due to Mr. Johnson.

Through February 2011, our principal office was rented by Mr. Sanders, our former president and current director. We do not own nor lease our office space. Mr. Sanders verbally agreed to allow us to use that office without charge until such time that we decided to obtain other office space, which occurred in March 2011. An amount of $500 per month, the estimated fair value, has been charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $3,000 in the year ended August 31, 2011.  Mr. Sanders is a partner at Sanders Ortoli Vaughn-Flam Rosenstadt LLP, a law firm that we have engaged since September 2010 to provide us with legal advice. Legal fees and related expenses amounted to approximately $72,000 in the year ended August 31, 2011.   There is approximately $1,000 payable as of August 31, 2011.

Accounting and tax services are provided by an accounting firm in which our current Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to approximately $67,000 in the year ended August 31, 2011.

Consulting services are provided by an entity in which one of our Directors is an owner. There is approximately $4,000 in related party payables and $51,000 in expense as of and for the year ended August 31, 2011, respectively.

Consulting services are provided by an entity in which two of our stockholders are owners. There is approximately $1,200 in related party payables and $7,500 in expenses as of and for the year ended August 31, 2011.

We are obligated to our Chief Executive Officer for accrued and unpaid compensation and reimbursable expenses as of August 31, 2011 in the amount of approximately $25,000.

We are obligated to our Director - Business Development, who is also a stockholder, for accrued and unpaid compensation and reimbursable expenses as of August 31, 2011 in the amount of approximately $100,000.

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

Director Independence

One member of our Board of Directors is independent as that term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.   Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011		$70,000	Meyler & Co, PC, Certified Public Accountants
2010	$ $	10,000 1,000	Meyler & Co, PC, Certified Public Accountants Malone Bailey, LLP, Certified Public Accountants

Audit-Related Fees. For the fiscal year ended August 31, 2011 and 2010, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended August 31, 2011 and 2010, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Acting Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Acting Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM GOLD AND SILVER CORP.

By:	/s/ John Larson
John Larson December 12, 2011
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and with the capacities and on the dates indicated below.

AXIOM GOLD AND SILVER CORP.

By:	/s/ John Larson
John Larson December 12, 2011
President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Frank Lamendola
Frank Lamendola December 12, 2011
Chief Financial Officer, Acting Principal Accounting Officer

By:	/s/ Steven A Sanders
Steven A Sanders December 12, 2011
Secretary and Director

By:	/s/ Francisco Quiroz
Francisco Quiroz December 12, 2011
Director