Form 10-Q
period 2011-11-30
Axiom Gold & Silver Corp
filed 2012-01-17
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Gold and Silver Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 E. Innovation Park Dr. Oro Valley, AZ 85755
(Address of principal executive offices)

(520) 318-5595
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X Yes  No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X No

As of January 13, 2012, there were 32,601,016 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Gold and Silver Corp. (“Axiom Gold and Silver”) as of November 30, 2011, and for the three months ended November 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Axiom Gold and Silver’s Form 10-K filing with the SEC for the year ended August 31, 2011.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

3	Consolidated Balance Sheets as of November 30, 2011 (unaudited) and August 31, 2011.

4
Consolidated Statements of Operations for the three months ended November 30, 2011 and 2010 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2011 (unaudited).

5	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2011 (unaudited).

6
Consolidated Statements of Cash Flows for the three months ended November 30, 2011 and 2010 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2011 (unaudited).

8	Notes to Consolidated Financial Statements (unaudited).

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Balance Sheets

	November 30,	August 31,
	2011	2011
	(Unaudited)

ASSETS

Current assets
Cash	$9,632	$246,233
Net VAT receivable	68,104	58,514
Prepaid and other current assets	13,723	1,046

Total current assets	91,459	305,793

Property and equipment – net	11,000	12,878

Other	2,257	2,361

Total assets	$104,716	$321,032

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$453,022	$331,371
Notes payable	30,000	30,000
Related party payables	28,779	15,751
Share liability	151,500	--

Total liabilities	663,301	377,122

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 31,307,400 shares issued and
outstanding at November 30, 2011 and
August 31, 2011	31,307	31,307
Additional paid-in capital	5,925,644	5,427,787
Accumulated other comprehensive income	75,475	17,945
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(6,469,149)	(5,411,267)

Total stockholders’ deficiency	(558,585)	(56,090)

Total liabilities and stockholders’ deficiency	$104,716	$321,032

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2011	2010	2011

Expenses
Compensation	$792,653	$62,674	$4,540,627
General and administrative	153,892	77,674	1,151,319
Exploration	50,518	--	169,250
Impairment of goodwill	--	--	525,477

Loss before other expenses	(997,063)	(140,348)	(6,386,673)

Other expenses
Interest expense	(598)	--	(1,915)
Foreign currency loss	(60,221)	--	(80,561)

Net loss	$(1,057,882)	$(140,348)	$(6,469,149)

Basic and diluted loss per share	$(0.03)	$(0.01)

Weighted average number of common
shares outstanding – basic and diluted	31,307,400	24,577,356

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2011
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated	Total
			Additional	Other	Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Equity
	Shares	Amount	Capital	Income	Operations	Stage	(Deficiency)

Balance from prior operations, August 31, 2010	24,483,400	$24,483	$91,506	$--	$(121,862)	$--	$(5,873)

Common stock issued for compensation at $0.25 per share	150,000	150	37,350	--	--	--	37,500

Forgiveness of related party loan payable	--	--	2,250	--	--	--	2,250

Stock based compensation for options issued to employees
and directors	--	--	3,253,705	--	--	--	3,253,705

Common stock issued for compensation at $0.75
per share	100,000	100	74,900	--	--	--	75,000

Common stock issued for the acquisition of Axiom
Mexico at $0.25 per share	2,000,000	2,000	498,000	--	--	--	500,000

Related party rent expense	--	--	3,000	--	--	--	3,000

Common stock issued for cash at $0.25 per share	4,324,000	4,324	1,076,676	--	--	--	1,081,000

Offering costs	--	--	(96,850)	--	--	--	(96,850)

Common stock issued for services at $1.95 per share	250,000	250	487,250	--	--	--	487,500

Components of comprehensive loss:
Foreign currency translation	--	--	--	17,945	--	--	17,945
Net loss for the year ended August 31, 2011	--	-	--	--	--	(5,411,267)	(5,411,267)
Total comprehensive loss	--	--	--	--	--	--	(5,393,322)

Balance August 31, 2011	31,307,400	31,307	5,427,787	17,945	(121,862)	(5,411,267)	(56,090)

Stock based compensation for options issued to employees
and directors	--	--	497,857	--	--	--	497,857

Components of comprehensive loss:
Foreign currency translation	--	--	--	57,530	--	--	57,530
Net loss for the three months ended November 30, 2011	--	--	--	--	--	(1,057,882)	(1,057,882)
Total comprehensive loss	--	--	--	--	--	--	(1,000,352)

Balance – November 30, 2011	31,307,400	$31,307	$5,925,644	$75,475	$(121,862)	$(6,469,149)	$(558,585)

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(1,057,882)	$(140,348)	$(6,469,149)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	649,357	47,674	4,503,062
Depreciation expense	704	--	2,632
Foreign currency loss	60,221	--	80,561
Impairment of goodwill	--	--	525,477
Related party rent expense	--	1,500	3,000
Changes in assets and liabilities:
Net VAT receivable	(9,590)	--	(58,367)
Prepaid expenses and other current assets	(12,677)	--	(12,554)
Other	104	--	(1,267)
Accounts payable and accrued
expenses	121,651	81,156	448,551

Net cash used in operating activities	(248,112)	(10,018)	(978,054)

Cash flows from investing activities
Acquisition of equipment	(114)	--	(7,444)
Cash received in acquisition	--	--	3,435

Net cash used in investing
activities	(114)	--	(4,009)

Cash flows from financing activities
Proceeds (payments) related parties - net	13,028	--	(18,810)
Proceeds from notes payable	--	10,000	30,000
Proceeds from issuance of common stock	--	--	1,081,000
Offering costs	--	--	(96,850)

Net cash provided by financing activities	13,028	10,000	995,340

Net increase (decrease) in cash	(235,198)	(18)	13,277

Adjustment for change in exchange rate	(1,403)	--	(3,798)

Cash balance, beginning of periods	246,233	153	153

Cash balance, end of periods	$9,632	$135	$9,632

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2011	2010	2011

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$--	$3,435
Net VAT receivable	--	--	9,667
Prepaid expenses and other current assets	--	--	1,169
Security deposit	--	--	990
Furniture and equipment	--	--	7,476
Accounts payable and accrued expenses	--	--	(625)
Related party payables	--	--	(47,589)

Net liabilities acquired	$--	$--	$(25,477)

Non-cash financing activities:
Forgiveness related party payables	$--	$2,250	$2,250

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of November 30, 2011 and the consolidated results of operations and cash flows for the three months ended November 30, 2011 and 2010 and the period from inception of exploration stage (September 1, 2010) through November 30, 2011. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2011.

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

Management's plans with respect to alleviating the adverse financial conditions that caused substantial doubt about the Company’s ability to continue as a going concern are as follows:

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3	Summary of Significant Accounting Policies

Other significant accounting policies are set forth in note 3 of the audited consolidated financial statements included in the Company’s 2011 annual report on Form 10-K

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned Mexican subsidiary, Axiom Minerals de Mexico, S.A. de C.V. effective as of the date of its acquisition January 13, 2011.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Exploration Stage Company – As of September 1, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”.  For the period from February 13, 2007 (Inception) to August 31, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets and consolidated statement of changes in stockholders’ deficiency.  To date, the Company’s planned principal operations have not fully commenced.

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

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of November 30, 2011 at the period end exchange rate.  Income and expense amounts for the three months ended November 30, 2011 were translated using the average rates during the period.

AXIOM GOLD AND SILVER CORP.
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

Reclassification – Certain 2010 expenses have been reclassified to conform to the 2011 presentation.

Subsequent Events – In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4.	Furniture and Equipment

Furniture and equipment at November 30, 2011 is as follows:

Furniture and equipment	$13,046
Accumulated depreciation	(2,046)
$11,000

Depreciation expense is $704 in the three months ended November 30, 2011.

Note 5	Related Party Transactions

Rent Expense – The Company, through February 2011, utilized minimal office space at the office of a current Director without charge (see Note 10). An amount of $500 per month, the estimated fair value, has been charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $1,500 in the three months ended November 30, 2010.

Professional Fees – Legal services are provided by a law firm in which a current Director serves as senior partner. Legal fees and related expenses amounted to approximately $17,000 and $18,000 in the three months ended November 30, 2011 and 2010, respectively. There is approximately $12,000 and $1,000 payable as of November 30, 2011 and August 31, 2011, respectively.

Accounting and tax services are provided by an accounting firm in which our current Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to approximately $20,000 and $15,000 in the three months ended November 30, 2011 and 2010, respectively.  There is approximately $13,000 and $-0- payable as of November 30, 2011 and August 31, 2011, respectively.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5	Related Party Transactions (Continued)

Consulting services are provided by an entity in which one of our Directors is an owner. There is approximately $16,000 and $4,000 in related party payables as of November 30, 2011 and August 31, 2011, respectively and $31,000 and $-0- in expense for the three months ended November 30, 2011 and 2010, respectively.

Consulting services are provided by an entity in which two of our stockholders are owners. There is approximately $10,000 and $11,000 in related party payables as of November 30, 2011 and August 31, 2011, respectively.  There were no expenses in the three months ended November 30, 2011 and 2010.

The Company is obligated to its Vice President – Exploration for reimbursable expenses as of November 30, 2011 in the amount of approximately $2,000 (See Note 10).

Other – The Company is obligated to its Chief Executive Officer for accrued and unpaid compensation and reimbursable expenses as of November 30, 2011 and August 31, 2011 in the amounts of approximately $75,000 and $25,000, respectively (See Note 10).

The Company is obligated to its Director – Business Development, who is also a stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of November 30, 2011 and August 31, 2011 in the amounts of approximately $138,000 and $100,000, respectively (See Note 10).

Note 6	Mineral Properties

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6	Mineral Properties (Continued)

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6	Mineral Properties (Continued)

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

Name	Title Number	Size	Location	Valid Date	Registration	Net Smelter Return
Aurora	266350	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 250 LIB. CONCESIONES MINERAS	2%
Marco Fraccion I	236348	330 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 248 LIB. CONCESIONES MINERAS	None
Marco Fraccion II	236349	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 249 LIB. CONCESIONES MINERAS	None

The Company incurred exploration expenses as follows in the three months ended November 30, 2011:

	Aurora	Gavilan	Total

Drilling and sampling	$5,691	$--	$5,691
Geological, geochemical, geophysics	29,411	--	29,411
Land costs, taxes, permits	273	278	551
Travel	8,094	--	8,094
Other	6,771	--	6,771

	$50,240	$278	$50,518

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Notes Payable

In April 2011, the Company borrowed $20,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 8% interest per annum.

On November 9, 2010, the Company borrowed $10,000 from an unrelated party for working capital purposes. The note is unsecured and was due November 9, 2011 with 8% interest per annum.

Interest expense in the three months ended November 30, 2011 is $598.

Note 8	Stockholders’ Equity

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

Pursuant to a compensation agreement with a Director, the Company recorded share-based compensation and a share liability of $151,500 on October 4, 2011, the fair value of 150,000 shares of Company common stock earned on that date (see Note 11).  Effective October 4, 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock to the director (see Note 10). The 150,000 shares were valued at $37,500, the fair value at date of grant. The Company recorded share-based compensation of $151,500 and $37,500 in the three months ended November 30, 2011 and 2010, respectively.

Pursuant to a compensation agreement with our CFO, effective October 19, 2010, the Company granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share, which represents the fair value at date of grant (see Note 10).  The option is immediately exercisable for five years from the date of issuance. The fair value of the option, $10,174, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense over the vesting period.  The expense recorded in the three months ended November 30, 2010 was $10,174.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, the Company issued two million (2,000,000) of its common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($0.25 per share) which represents the fair value on that date.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Stockholders’ Equity (Continued)

Pursuant to a compensation agreement with our Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 10). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vests over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2011 was $40,178.

Pursuant to a compensation agreement with our Director – Business Development, effective January 20, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 10). The fair value of our common stock at date of grant was $0.70.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2011 was $23,211.

Pursuant to a compensation agreement with our current CEO, effective January 24, 2011, the Company (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 10). The fair value of our common stock at date of grant was $0.75.  The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2011 was $405,510.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Stockholders’ Equity (Continued)

Pursuant to a compensation agreement with a Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 10). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The expense recorded in the three months ended November 30, 2011 was $14,722. The fair value of the option is charged to operations as share-based expense over the vesting period.

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

In July 2011, we issued 250,000 shares of common stock for investor relations services (see Note 10).  The shares are valued at $487,500 the fair value at date of grant.

Effective June 17, 2011, we appointed Roman Friedrich III to our Board of Directors. Mr. Friedrich is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of our common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option is fully vested and expires 10 years from date of grant. The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option was charged to operations as share-based expense on the date of grant.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Stockholders’ Equity (Continued)

Effective June 17, 2011, we granted our CFO an option to purchase 100,000 shares of common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option vests over a two year period and expires 10 years from date of grant. The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The expense recorded in the three months ended November 30, 2011 was $14,236. The fair value of the option is charged to operations as share-based expense over the vesting period.

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

	Year Ended August 31,		Three Months Ended November 30,
	2011		2011	2010

Dividend Yield	--%		--	--%
Risk-Free Interest Rate	3.34%		--	1.14%
Expected Life	9.75	Years	--	5	Years
Expected Volatility	111.55%		--	116.84%

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of November 30, 2011, 50,000 shares of common stock are available for issuance under the plan.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Stockholders’ Equity (Continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the period.

	For the Three Months Ended
	November 30, 2011 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	6,950,000	$0.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at November 30, 2011	6,950,000	$0.25	8.91Years	$3,405,500

Exercisable at November 30, 2011	2,883,333	$0.25	8.82 Years	$1,412,833

	For the Year Ended
	August 31, 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	$--
Granted/Sold	6,950,000	0.25
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2011	6,950,000	$0.25	9.16Years	$5,212,500

Exercisable at August 31, 2011	2,883,333	$0.25	9.07 Years	$2,162,500

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Stockholders’ Equity (Continued)

The weighted-average grant-date fair value of options granted during three months ended November 30, 2010 was $0.20.

Summary of non-vested options as of and for the three months ended November 30, 2011 is as follows:

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value

Non-vested at August 31, 2011	4,066,667	$0.71
Granted	--	$--
Vested	--	$--
Forfeited	--	$--
Non-vested at November 30, 2011	4,066,667	$0.71

Note 9	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	November 30, 2011	August 31, 2011
	(Unaudited)
Deferred tax assets:
Pre-operating costs	$289,994	$289,994
Equity-based payments	1,738,182	1,487,530
Net operating loss carryforward	297,789	148,482
Valuation allowance	(2,325,965)	(1,926,006)

Net deferred tax assets	$--	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three months ended November 30, 2011 and 2010 due to changes in the valuation allowance.

At August 31, 2011, the Company had approximately $751,000 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs will be amortized in the 180 month period beginning June 1, 2011, the commencement of exploration operations. No tax benefit has been reported in the November 30, 2011 and 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $400,000 and $1,878,000 in the three months ended November 30, 2011 and the year ended August 31, 2011, respectively.

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

c.
The Cash Deposit Tax Law (LIDE) tax is incurred at the rate of 3% on cash deposits that on an accumulated basis exceed $ 15,000 a month, bearing in mind that it must be applied by each institution in the Mexican financial system. The LIDE may be credited against ISR for the same year and, as the case be, against the ISR withheld from third parties.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Commitments

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Commitments (Continued)

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Commitments (Continued)

Approximate future commitments under the compensation agreements are as follows:

Twelve months ended November 30,

2012	$347,000
2013	347,000
2014	43,000

Total	$737,000

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Commitments (Continued)

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

Axiom Mexico leases office facilities on an annual basis. The annual rent for the period from August 2011 through July 2012 is 112,800 Mexican Pesos (US $8,400).  A rent deposit of 12,000 Mexican Pesos (US $900) has been recorded in the balance sheet.

Rent expense for the three months ended November 30, 2011 amounted to $5,000.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Commitments (Continued)

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

Note 11	Subsequent Events

In December 2011, we issued 150,000 shares of common stock to one of our directors pursuant to his compensation agreement (see Note 10).  Compensation of $151,500, the fair value of the shares, was recorded in October 2011 as share liability on the date such shares were earned.

In December 2011, we received gross proceeds of $285,904 from the sale of 1,143,616 shares of common stock at $0.25 per share to one non-U.S. investor pursuant to Regulation S.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as  may, shall, could, expect, estimate, anticipate, predict, probable, possible, should, continue, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Mineral Property Costs - We are in the exploration stage and have not yet realized any significant revenues from its planned operations.  We are primarily engaged in the acquisition and exploration of mining properties.  Mineral property acquisition and exploration costs are currently expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have not generated any revenues.  We abandoned our previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions in fiscal 2011and changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, we entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”).  At the time of the acquisition there were no material relationships between Axiom Gold and Silver Corp. (“Axiom Gold and Silver”), its officers and director or its affiliates and any of the shareholders of Axiom Mexico, other than in respect to the material definitive agreement and the pooling agreement described herein.  The agreement called for Axiom Gold and Silver, through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, to acquire all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) common shares of Axiom Gold and Silver.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased to exist.  Axiom Mexico, as the surviving corporation in the merger and a wholly-owned subsidiary of Axiom Gold and Silver continues its existence under its current name and continues to be governed by the laws of the state of Chihuahua, Mexico.  The Articles of Incorporation and By-laws of Axiom Mexico, as in effect immediately prior to the merger, are the articles of incorporation and by-laws of the surviving corporation in the merger until duly amended or repealed.  The members of the Board of Directors of Axiom Mexico, immediately prior to the merger have been confirmed as members of the Board of Directors of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified in the manner provided in the articles of incorporation and by-laws of the surviving corporation in the merger, or as otherwise provided by law.  The officers of Axiom Mexico immediately prior to the merger have been confirmed as the initial officers of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified.

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

If we are not able to negotiate suitable terms to raise capital, then we may have to suspend or cease operations. As of the filing date of this report  we have raised $1,366,904 from the sale of equity but have not secured any additional financing.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

Axiom Mexico may earn 100% interest in the Aurora concession pursuant to an option agreement with individuals effective December 26, 2010 by paying US$600,000 in staged payments, as amended, during four years: $15,000 upon signing the option agreement (paid), $20,000 payment due June 26, 2011 (paid), $25,000 payment due December 26, 2011 (not paid), $30,000 payment due June 26, 2012, $40,000 payment due December 26, 2012, $50,000 payment due June 26, 2013, $70,000 payment due December 26, 2013, $150,000 payment due June 26, 2014, and $200,000 payment due December 26, 2014.    The option agreement for the Aurora concession is subject to a 2% NSR.  At any time Axiom Mexico may elect to purchase up to 1% of the NSR in exchange for a payment of US$500,000 for each 0.5%

Axiom Mexico may earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual dated on December 15, 2010  (with an effective date of January 15, 2011) by making US$1,500,000 in staged payments over four years: $15,000 upon signing the letter of intent (paid) $5,000 upon signing the option agreement (paid), $20,000 payment due July 15, 2011 (paid), $25,000 payment due January 15, 2012, $50,000 payment due July 15, 2012, $70,000 payment due January 15, 2013, $120,000 payment due July 15, 2013, $195,000 payment due January 15, 2014, $400,000 payment due July 15, 2014, $600,000 payment due January 15, 2015. There is no royalty on the Guadalupe Group concessions.

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

Figure 3. Regional Geology.

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

ZONA MINERALIZADA SANTA CLARA
Marco Fracción I
Aurora
Marco Fracción II
FALLA LA LOMA
2
km

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

Aurora Project
Au gr/Ton assays
N
S
W
E
634,000
636,000
3,158,000
3,156,000
0.789
0.523
0.039
0.032
0.02
0.086
0.2
0.755
0.108
0.142
0.959
0.208
0.494
0.111
0.357
0.803
0.06
0.344
0.434
0.173
0.121
0.109
0.252
0.585
0.444
0.18
5.91
0.888
0.363
0.154
0.253
0.15
0.603
0.468
0.118
0.381
0.205
0.044
0.03
0.038
0.019
1.558
0.151
0.302
0.026
0.118
0.95
0.249
1.3
0.826
0.103
0.36
0.067
0.6
0.14
0.069
0.421
0.024
0.044
0.817
0.139
Aurora Project, concession boundaries
Alteration zone
-Quartz-Sericite
-Bx Quartz-Tourmaline
-Tourmaline
-Intense oxidized zone (Hem+Goe±Jar)
500
Meters
1:20,000
Coordinate System: WGS 1984 UTM Zone 12N
Image Source:
Orthorectified GoogleEarth® image.

In Figure 5. Rock sampling.

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

Budget

We estimate the budget for an initial exploration program at approximately $396,000.  The initial program includes geochemical sampling, mapping, trenching and sampling, and will have the goal of identifying drill targets for a subsequent drilling program.  We have applied for drilling permits and environmental permits so that we may start a drilling program in the first quarter of calendar 2012.  We do not currently have the funds to conduct this drilling program, and even if we obtain such funds, we may not begin this drilling program within the projected time.

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

Figure 6. Concessions comprising the Gavilan project.

Current Agreements regarding mining concessions

Axiom Mexico may acquire a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual dated October 15, 2010 (with an effective date of December 15, 2010) by making US$250,000 in staged payments, as amended, over a period of four years as follows: $10,000 upon signing the option agreement (paid), $15,000 payment due June 15, 2011(extended to December 15, 2011) (not paid), $20,000 payment due December 15, 2011 (extended to June 15, 2012), $25,000 payment due June 15, 2012 (extended to December 15, 2012), $25,000 payment due December 15, 2012 (extended to June 15, 2013), $40,000 payment due June 15, 2013 (extended to December 15, 2013), $40,000 payment due December 15, 2013 (extended to June 15, 2014) , and $75,000 payment due December 15, 2014. There is no underlying royalty on the Gavilan concessions.

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

Axiom Mexico’s operations and properties are subject to a variety of governmental regulations including, among others, regulations promulgated by SEMARNAT, Mexico’s environmental protection agency; the Mexican Mining Law; and the regulations of the Comisión Nacional del Agua with respect to water rights.  Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.  If Axiom Mexico puts any of its properties into production, operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

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

For the three months ended November 30, 2011, as compared to the three months ended November 30, 2010.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the three months ended November 30, 2011, our total operating expenses was $997,063, as compared to total operating expenses of $140,348 for the three months ended November 30, 2010. Our total operating expenses consist primarily of exploration expenses, operations in Mexico, legal expenses, accounting expenses and stock based compensation related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the three months ended November 30, 2011, our net loss was $1,057,882, as compared to the three months ended November 30, 2010, in which our net loss was $140,348.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $9,632 as of November 30, 2011 and total assets of $104,716 as of that date. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, we received $285,904 in financing from one investor.  Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of November 30, 2011, our total liabilities were $663,301 comprised of $453,022 in accounts payable and accrued expenses (including, $75,000, $2,000 and $138,000 owed to our CEO/President, VP Exploration and our Director - Business Development, respectively, for accrued compensation and expenses), $29,000 in payables to related parties, and $30,000 in notes payable to non-affiliates. In our year ended August 31, 2011, our current liabilities owed to Mr. Johnson, our former president, were waived by him. As of November 30, 2010, our total liabilities were $94,932 none of which was owed to related party liabilities.

As of November 30, 2011 and August 31, 2011, we had two outstanding promissory notes in the amount of $10,000 (due November 9, 2011) and $20,000 (on demand) accruing interest at 8%.  We have not repaid either of the loans and no demand for payment has been made to date.  The notes are from unrelated parties and are unsecured.As of November 30, 2010, we had $10,000 in notes payable to an unrelated party.

At inception, we sold 20,000,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 4,483,400 shares of common stock through our public offering for proceeds of $112,085. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. For the year ended August 31, 2011, we sold 4,324,000 shares of common stock through our public offering for gross proceeds of $1,081,000.  We recorded $96,850 of costs related to the offering.  We used the proceeds from this offering for general working capital to pay the costs of operations.  In December 2011, we raised $285,904 from an investor.  We have not issued any securities for this investment yet.  It is contemplated that the investor will receive shares of common stock at $0.25 per share for his investment

During fiscal 2012, we expect that our business plan for exploration of mineral properties will be a significant cost to us and to complete that plan we will need to raise substantial funds.  Furthermore, if we find additional properties for acquisitions that may also require significant capital, not only for the actual acquisition but also for any exploration work that may need to be completed.  As well, the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated exploration costs, acquisition costs, increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 150,000 restricted shares of common stock to a director pursuant to a compensation agreement.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axiom Gold and Silver Corp.

By: /s/ John Larson
      John Larson
Its: President, Chief Executive Officer, Director (Principal Executive Officer).

By: /s/ Frank Lamendola
      Frank Lamendola
Its: Chief Financial Officer