Form 10-Q
period 2012-02-29
Axiom Gold & Silver Corp
filed 2012-04-13
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2012

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Gold and Silver Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  X No

As of April 11, 2012, there were 32,601,016 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Gold and Silver Corp. (“Axiom”) as of February 29, 2012, and for the three and six months ended February 29, 2012 and February 28, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Axiom’s Form 10-K filing with the SEC for the year ended August 31, 2011.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-3	Consolidated Balance Sheets as of February 29, 2012 (unaudited) and August 31, 2011.

F-4
Consolidated Statements of Operations for the three and six months ended February 29, 2012 and February 28, 2011 and the period from Inception of Exploration Stage (September 1, 2010) through February 29, 2012 (unaudited).

F-5	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through February 29, 2012 (unaudited).

F-7
Consolidated Statements of Cash Flows for the six months ended February 29, 2012 and February 28,  2011 and the period from Inception of Exploration Stage (September 1, 2010) through February 29, 2012 (unaudited).

F-9	Notes to Consolidated Financial Statements (unaudited).

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Balance Sheets

	February 29,	August 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets
Cash	$9,913	$246,233
Net VAT receivable	101,686	58,514
Other current assets	13,370	1,046

Total current assets	124,969	305,793

Property and equipment – net	11,258	12,878

Other	2,332	2,361

Total assets	$138,559	$321,032

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$577,680	$331,371
Notes payable	30,000	30,000
Related party payables	29,932	15,751

Total liabilities	637,612	377,122

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, shares issued and outstanding -
32,601,016 at February 29, 2012 and 31,307,400 at
August 31, 2011	32,601	31,307
Additional paid-in capital	6,763,417	5,427,787
Accumulated other comprehensive income	18,928	17,945
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(7,192,137)	(5,411,267)

Total stockholders’ deficiency	(499,053)	(56,090)

Total liabilities and stockholders’ deficiency	$138,559	$321,032

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Six Months Ended		(2010) through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

Expenses
Compensation	$493,939	$2,184,028	$1,286,592	$2,246,702	$4,970,096
General and administrative	153,658	110,653	307,550	188,281	1,304,977
Exploration	130,806	--	181,324	--	364,526
Impairment of goodwill	--	525,477	--	525,477	525,477

Loss before other expenses	(778,403)	(2,820,158)	(1,775,466)	(2,960,460)	$(7,165,076)

Other income (expense)
Interest expense	(598)	(197)	(1,196)	(243)	(2,513)
Foreign currency gain (loss)	56,013	--	(4,208)	--	(24,548)

Total other income (expense)	55,415	(197)	(5,404)	(243)	(27,061)

Net loss	$(722,988)	$(2,820,355)	$(1,780,870)	$(2,960,703)	$(7,192,137)

Basic and diluted loss per share	$(0.02)	$(0.11)	$(0.06)	$(0.12)

Weighted average number of common
shares outstanding – basic and diluted	32,247,486	25,776,844	31,777,443	25,173,787

See the accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through February 29, 2012
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated	Total
			Additional	Other	Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Equity
	Shares	Amount	Capital	Income	Operations	Stage	(Deficiency)

Balance from prior operations, August 31, 2010	24,483,400	$24,483	$91,506	$--	$(121,862)	$--	$(5,873)

Common stock issued for compensation at $0.25 per share	150,000	150	37,350	--	--	--	37,500

Forgiveness of related party loan payable	--	--	2,250	--	--	--	2,250

Stock based compensation for options issued to employees
and directors	--	--	3,253,705	--	--	--	3,253,705

Common stock issued for compensation at $0.75
per share	100,000	100	74,900	--	--	--	75,000

Common stock issued for the acquisition of Axiom
Mexico at $0.25 per share	2,000,000	2,000	498,000	--	--	--	500,000

Related party rent expense	--	--	3,000	--	--	--	3,000

Common stock issued for cash at $0.25 per share	4,324,000	4,324	1,076,676	--	--	--	1,081,000

Offering costs	--	--	(96,850)	--	--	--	(96,850)

Common stock issued for services at $1.95 per share	250,000	250	487,250	--	--	--	487,500

Components of comprehensive loss:
Foreign currency translation	--	--	--	17,945	--	--	17,945
Net loss for the year ended August 31, 2011	--	-	--	--	--	(5,411,267)	(5,411,267)
Total comprehensive loss	--	--	--	--	--	--	(5,393,322)

Balance August 31, 2011 - Forward	31,307,400	31,307	5,427,787	17,945	(121,862)	(5,411,267)	(56,090)
See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through February 29, 2012
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated	Total
			Additional	Other	Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Equity
	Shares	Amount	Capital	Income	Operations	Stage	(Deficiency)

Balance August 31, 2011 - Forwarded	31,307,400	31,307	5,427,787	17,945	(121,862)	(5,411,267)	(56,090)

Stock based compensation for options issued to employees
and directors	--	--	899,520	--	--	--	899,520

Common stock issued for compensation at $1.01 per share	150,000	150	151,350	--	--	--	151,500

Common stock issued for cash at $0.25 per share	1,143,616	1,144	284,760	--	--	--	285,904

Components of comprehensive loss:
Foreign currency translation	--	--	--	983	--	--	983
Net loss for the six months ended February 29, 2012	--	--	--	--	--	(1,780,870)	(1,780,870)
Total comprehensive loss	--	--	--	--	--	--	(1,779,887)

Balance – February 29, 2012	32,601,016	$32,601	$6,763,417	$18,928	$(121,862)	$(7,192,137)	$(499,053)

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Six Months Ended		2010) through
	February 29,	February 28,	February 29,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(1,780,870)	$(2,960,703)	$(7,192,137)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	1,051,020	2,151,890	4,904,725
Depreciation expense	1,308	435	3,236
Foreign currency loss	4,208	--	24,548
Impairment of goodwill	--	525,477	525,477
Related party rent expense	--	3,000	3,000
Changes in assets and liabilities:
Net VAT receivable	(43,172)	(8,217)	(91,949)
Other current assets	(12,324)	(5,288)	(12,201)
Other	29	(1,399)	(1,342)
Accounts payable and accrued
expenses	246,309	218,248	573,209

Net cash used in operating activities	(533,492)	(76,557)	(1,263,434)

Cash flows from investing activities
Acquisition of equipment	(124)	(246)	(7,454)
Cash received in acquisition	--	3,435	3,435

Net cash (used in) provided by investing
activities	(124)	3,189	(4,019)

Cash flows from financing activities
Proceeds (payments) related parties - net	14,181	10,572	(17,657)
Proceeds from notes payable	--	10,000	30,000
Proceeds from issuance of common stock	285,904	82,500	1,366,904
Offering costs	--	(2,500)	(96,850)

Net cash provided by financing activities	300,085	100,572	1,282,397

Net increase (decrease) in cash	(233,531)	27,204	14,944

Adjustment for change in exchange rate	(2,789)	318	(5,184)

Cash balance, beginning of periods	246,233	153	153

Cash balance, end of periods	$9,913	$27,675	$9,913

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Six Months Ended		2010) through
	February 29,	February 28,	February 29,
	2012	2011	2012

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$3,435	$3,435
Net VAT receivable	--	9,667	9,667
Prepaid expenses and other current assets	--	1,169	1,169
Security deposit	--	990	990
Furniture and equipment	--	7,476	7,476
Accounts payable and accrued expenses	--	(625)	(625)
Related party payables	--	(47,589)	(47,589)

Net liabilities acquired	$--	$(25,477)	$(25,477)

Non-cash financing activities:
Forgiveness related party payables	$--	$2,250	$2,250

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation

Axiom Gold and Silver Corp. (“Axiom” or the “Company”) was incorporated in Nevada on February 13, 2007 under the name TC Power Management Corp. and originally formed for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. Effective September 1, 2010, the Company changed its business strategy and is currently in the business of acquiring and exploring mineral properties. Accordingly, as of September 1, 2010, the Company is considered to be an exploration stage company.  On May 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name to Axiom Gold and Silver Corporation.  In addition, the Amendment increased the number of authorized shares of common stock from 100,000,000 to 300,000,000 and authorized the issuance of 10,000,000 preferred shares, the terms of which may be determined by the Board of Directors without the vote of shareholders. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these consolidated financial statements have been adjusted retroactively to reflect the stock split.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of February 29, 2012 and the consolidated results of operations for the three and six months ended February 29, 2012 and February 28, 2011 and the period from inception of exploration (September 1, 2010) through February 29, 2012 and the consolidated statements of cash flows for the six months ended February 29, 2012 and February 28, 2011 and the period from inception of exploration stage (September 1, 2010) through February 29, 2012.  Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2011.

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

Exploration Stage Company – As of September 1, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.  For the period from February 13, 2007 (Inception) to August 31, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets and consolidated statement of changes in stockholders’ deficiency.  To date, the Company’s planned principal operations have not fully commenced.

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

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of February 29, 2012 at the period end exchange rate.  Income and expense amounts for the three and six months ended February 29, 2012 and February 28, 2011 were translated using the average rates during the period.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument.

Reclassification – Certain amounts in the period from inception of exploration stage (September 1, 2010) through February 29, 2012 have been reclassified to conform to the presentation used in the three and six months ended February 29, 2012.

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

Recently Issued Accounting Pronouncements – On May 12, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4.	Furniture and Equipment

Furniture and equipment is as follows:

	February 29,	August 31,
	2012	2011
	(Unaudited)

Furniture and equipment	$14,197	$14,806
Accumulated depreciation	(2,939)	(1,928)

	$11,258	$12,878

Depreciation expense is $604 and $1,308 in the three and six months ended February 29, 2012 and $435 and $435 in the three and six months ended February 28, 2011.

Note 5	Related Party Transactions

Rent Expense – The Company, through February 2011, utilized minimal office space at the office of a current Director without charge (see Note 10). An amount of $500 per month, the estimated fair value, has been charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $1,500 and $3,000 in the three and six months ended February 28, 2011.

Professional Fees – Legal services are provided by a law firm in which a current Director serves as senior partner. Legal fees and related expenses amounted to approximately $18,000 and $35,000 in the three and six months ended February 29, 2012 and $16,000 and $34,000 in the three and six months ended February 28, 2011. There is approximately $17,000 and $1,000 included in accounts payable as of February 29, 2012 and August 31, 2011, respectively.

Accounting and tax services are provided by an accounting firm in which our current Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to approximately $19,000 and $39,000 in the three and six months February 29, 2012 and $14,000 and $29,000 in the three and six months ended February 28, 2011. There is approximately $18,000 and $-0-included in accounts payable as of February 29, 2012 and August 31, 2011, respectively.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5	Related Party Transactions (Continued)

Consulting services are provided by entities in which one of our Directors is an owner. There is approximately $20,000 and $4,000 in related party payables as of February 29, 2012 and August 31, 2011, respectively. Expenses amounted to approximately $10,000 and $41,000 in the three and six months ended February 29, 2012 and approximately $2,000 in the three and six months ended February 28, 2011.

Consulting services are provided by an entity in which two of our stockholders are owners. There is approximately $11,000 and $11,000 in related party payables as of February 29, 2012 and August 31, 2011, respectively.  There were no expenses in the three and six months ended February 29, 2012 and approximately $4,000 in the three and six months ended February 28, 2011.

The Company has advanced its Vice President – Exploration approximately $1,000 for reimbursable expenses as of February 29, 2012 (See Note 10).

Other – The Company is obligated to its Chief Executive Officer for accrued and unpaid compensation and reimbursable expenses as of February 29, 2012 and August 31, 2011 in the amounts of approximately $115,000 and $25,000, respectively (See Note 10).

The Company is obligated to its Director – Business Development, who is also a stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of February 29, 2012 and August 31, 2011 in the amounts of approximately $163,000 and $100,000, respectively (See Note 10).

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

Current Agreements regarding mining concessions:
We can earn a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual effective December 15, 2010 by paying a total of US$250,000 in staged payments, as amended, over the extended terms as follows: US$10,000 paid upon signing the option agreement, US$15,000 payment due July 15, 2012, US$20,000 payment due January 15, 2013, US$25,000 payment due July 15, 2013, US$25,000 payment due January 15, 2014, US$40,000 payment due July 15, 2014, US$40,000 payment due January 15, 2015, and a US$75,000 payment due July 15, 2015. There is no underlying royalty on the Gavilan concessions.

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

Current Agreements regarding mining concessions (continued)

We can earn 100% interest in the Aurora concession pursuant to an option agreement with individuals effective December 26, 2010 by paying a total of US$600,000 in staged payments, as amended, over a four year period; US$15,000 paid upon signing the option agreement, US$20,000 paid June 26, 2011, US$25,000 paid December 26, 2011, US$30,000 payment due June 26, 2012, US$40,000 payment due December 26, 2012, US$50,000 payment due June 26, 2013, US$70,000 payment due December 26, 2013, US$150,000 payment due June 26, 2014, and a US$200,000 payment due December 26, 2014.    The option agreement for the Aurora concession is subject to a 2% net smelter return royalty. We may elect to purchase at any time up to the maximum of 1% of the net smelter return royalty in the maximum amount of US$500,000 for each 0.5%

We can earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual effective on January 15, 2011 by making US$1,500,000 in staged payments, as amended, over four years; US$15,000 paid upon signing the letter of intent, US$5,000 paid upon signing the option agreement, US$20,000 paid July 15, 2011, US$25,000 paid January 15, 2012, US$50,000 payment due July 15, 2012, US$70,000 payment due January 15, 2013, US$120,000 payment due July 15, 2013, US$195,000 payment due January 15, 2014, $400,000 payment due July 15, 2014, $600,000 payment due January 15, 2015. There is no royalty on the Guadalupe Group concessions.

Name	Title Number	Size	Location	Valid Date	Registration	Net Smelter Return
Aurora	266350	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 250 LIB. CONCESIONES MINERAS	2%
Marco Fraccion I	236348	330 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 248 LIB. CONCESIONES MINERAS	None
Marco Fraccion II	236349	120 Hectares	Onavas, Sonora	15/06/2060	Vol. 382 Foja 125 Acta 249 LIB. CONCESIONES MINERAS	None

The Company incurred exploration expenses as follows in the six months ended February 29, 2012:

	Aurora	Gavilan	Total

Drilling and sampling	$11,548	$--	$11,548
Geological, geochemical, geophysics	90,858	--	90,858
Land costs, taxes, permits	50,649	722	51,371
Travel	17,341	--	17,341
Other	10,206	--	10,206

	$180,602	$722	$181,324

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

Interest expense in the three and six months ended February 29, 2012 is $598 and $1,196 and in the three and six months ended February 28, 2011 is $197 and $243, respectively.

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

Pursuant to a compensation agreement with a Director, effective October 4, 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock to the Director (see Note 10). The 150,000 shares were valued at $37,500, the fair value at date of grant.

Pursuant to a compensation agreement with our CFO, effective October 19, 2010, the Company granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share, which represents the fair value at date of grant (see Note 10).  The option is immediately exercisable for five years from the date of issuance. The fair value of the option, $10,174, was calculated using the Black-Scholes pricing model, and was charged to operations as share-based expense at date of grant.

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

Pursuant to a compensation agreement with our Director – Business Development, effective January 20, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 10). The fair value of our common stock at date of grant was $0.70.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option was charged to operations as share-based expense over the vesting period.

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

In December 2011, we issued 150,000 shares of common stock to one of our directors pursuant to his compensation agreement (see Note 10).  Compensation of $151,500, the fair value of the shares, was recorded in October 2011 on the date such shares were earned.

In December 2011, we received gross proceeds of $285,904 from the sale of 1,143,616 shares of common stock at $0.25 per share to one non-U.S. investor pursuant to Regulation S.

The following table summarizes share based compensation for the periods:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Employees/Directors	$401,663	$2,104,216	$1,051,020	$2,151,890

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

	Year Ended August 31,	Six Months Ended February 29, February 28,
	2011	2012	2011

Dividend Yield	--%	--	--%
Risk-Free Interest Rate	3.34%	--	3.35%
Expected Life	9.75 Years	--	9.74 Years
Expected Volatility	111.55%	--	111.61%

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of February 29, 2012, 50,000 shares of common stock are available for issuance under the plan.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Stockholders’ Equity (Continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the period.

	For the Six Months Ended
	February 29, 2012 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	6,950,000	$0.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at February 29, 2012	6,950,000	$0.25	8.67 Years	$278,000

Exercisable at February 29, 2012	4,633,333	$0.25	8.54 Years	$185,333

	For the Year Ended
	August 31, 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	$--
Granted/Sold	6,950,000	0.25
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2011	6,950,000	$0.25	9.16 Years	$5,212,500

Exercisable at August 31, 2011	2,883,333	$0.25	9.07 Years	$2,162,500

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Stockholders’ Equity (Continued)

The weighted-average grant-date fair value of options granted during the six months ended February 28, 2011 was $0.73.  No options were granted in the six months ended February 29, 2012.

Summary of non-vested options as of and for the six months ended February 29, 2012 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at August 31, 2011	4,066,667	$0.71
Granted	--	$--
Vested	(1,750,000)	$0.70
Forfeited	--	$--
Non-vested at February 29, 2012	2,316,667	$0.72

Note 9	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	February 29,	August 31,
	2012	2011
	(Unaudited)
Deferred tax assets:
Pre-operating costs	$289,994	$289,994
Equity-based payments	1,893,224	1,487,530
Net operating loss carryforward	429,432	148,482
Valuation allowance	(2,612,650)	(1,926,006)

Net deferred tax assets	$--	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three and six months February 29, 2012 and February 28, 2011 due to changes in the valuation allowance.

At August 31, 2011, the Company had approximately $751,000 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs will be amortized in the 180 month period beginning June 1, 2011, the commencement of exploration operations. No tax benefit has been reported in the February 29, 2012 and February 28, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $687,000 and $1,878,000 in the six months ended February 29, 2012 and the year ended August 31, 2011, respectively.

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

On October 18, 2010, we appointed Frank Lamendola as Chief Financial Officer.  Pursuant to the agreement, Mr. Lamendola received a stock option to purchase 50,000 shares of Company common stock at an exercise price of $0.25 per share.  The options were issued to Mr. Lamendola pursuant to a Stock Option Agreement, dated October 19, 2010, and are fully vested and exercisable for five years from the date of issuance.

Effective January 13, 2011, we appointed Francisco Quiroz as Chief Executive Officer and Director. With the appointment of Dr. John Larson (see below) Mr. Quiroz resigned as Chief Executive Officer and assumed the title of Vice President – Exploration. Pursuant to his employment agreement, Mr. Quiroz will be compensated at the rate of $166,800 per annum effective as of January 13, 2011 for an initial term of three years and was granted stock options to purchase 600,000 shares of Company common stock at an exercise price of $0.25 per share.  The options vest semi-annually over a 2 year period and expire 10 years from the date of grant. In addition to other customary benefits, Mr. Quiroz will be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

On January 14, 2011 we entered into an agreement with Robert Knight pursuant to which in return for serving as Director – Business Development (a non-executive position), Mr. Knight will receive $7,500 per month and options to purchase 300,000 shares of Company common stock exercisable at $0.25 per share. The options vest over a one year period and expire 5 years from the date of the grant. The initial term of the agreement is for a one year period.  Currently, the agreement remains in effect with the same terms on a month to month basis.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Commitments (Continued)

On January 24, 2011, we appointed Dr. John Larson as Chief Executive Officer and Director. Pursuant to his employment agreement, Dr. Larson will be compensated at the rate of $180,000 per annum effective as of January 15, 2011.  In addition to other customary benefits, he is also entitled to receive quarterly medical insurance reimbursements of $5,000.  Dr. Larson was granted stock options to purchase 5,500,000 shares of Company common stock at an exercise price of $0.25 per share.  The options vest over a 3 year period and expire 10 years from the date of grant.  Dr. Larson also received a signing bonus of 100,000 shares of common stock of the Company. Dr. Larson will also be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

On January 26, 2011 we entered into an agreement with Nivaldo Rojas pursuant to which in return for serving as a Director, Mr. Rojas will receive $1,000 per month and options to purchase 300,000 shares of Company common stock exercisable at $0.25 per share. The options vest over a three year period and expire 10 years from the date of the grant. Additionally, the Company entered into a Finder’s Fee Agreement with an entity in which Mr. Rojas is an owner whereby the Company will pay the entity fees, as defined in the agreement, for (i) finding suitable properties to acquire and (ii) gold discovered on such properties.

Effective June 17, 2011, we appointed Roman Friedrich III to our Board of Directors. Mr. Friedrich is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of Company common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option is fully vested and expires 10 years from date of grant.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Commitments (Continued)

Approximate future commitments under the compensation agreements are as follows:

Twelve months ended
February 29,

2013	$347,000
2014	303,000

Total	$650,000

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

Lease Agreements
In February 2011, we entered into a one year lease for administrative office space in Oro Valley, Arizona. The lease became effective March 1, 2011 at a cost of $900 per month.  Currently, we  lease the facility on a month to month basis.

Axiom Mexico leases office facilities on an annual basis. The annual rent for the period from August 2011 through July 2012 is 112,800 Mexican Pesos (US $8,400).  A rent deposit of 12,000 Mexican Pesos (US $900) has been recorded in the balance sheet.

Rent expense for the three and six months ended February 29, 2012 amounted to $5,000 and $10,000 and for the three and six months ended February 28, 2011 amounted to $1,000 and $1,000.

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

In March 2012, we entered into a letter of intent to combine with Takara Resources, Inc. of Toronto, Ontario (“Takara”).

The main points of the corporate combination call for Takara to issue to Axiom shareholders shares of Takara such that on closing Axiom shareholders will own approximately 46% of the shares of the combined company pre-financing.  Existing shareholders of Takara will own 54% of the combined company.  As part of the closing, Takara and Axiom will raise a minimum of $10,000,000 CAD and a maximum $25,000,000 CAD.  The main use of proceeds from the funding will be to advance the exploration and development of the mineral concessions held by Takara located in the Republic of Guyana.  Dr. John Larson will be immediately appointed as Special Advisor to Takara.

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

We account for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if we were to pay cash for the goods or services instead of paying with or using the equity instrument.

Other accounting policies are described in the notes to the financial statements included in this Quarterly Report. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2011.

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have not generated any revenues.  We abandoned our previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions in fiscal 2011 and changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, we entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”).  At the time of the acquisition there were no material relationships between Axiom Gold and Silver Corp. (“Axiom Gold and Silver”), its officers and director or its affiliates and any of the shareholders of Axiom Mexico, other than in respect to the material definitive agreement and the pooling agreement described herein.  The agreement called for Axiom Gold and Silver, through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, to acquire all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) common shares of Axiom Gold and Silver.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased to exist.  Axiom Mexico, as the surviving corporation in the merger and a wholly-owned subsidiary of Axiom Gold and Silver continues its existence under its current name and continues to be governed by the laws of the state of Chihuahua, Mexico.  The Articles of Incorporation and By-laws of Axiom Mexico, as in effect immediately prior to the merger, are the articles of incorporation and by-laws of the surviving corporation in the merger until duly amended or repealed.  The members of the Board of Directors of Axiom Mexico, immediately prior to the merger have been confirmed as members of the Board of Directors of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified in the manner provided in the articles of incorporation and by-laws of the surviving corporation in the merger, or as otherwise provided by law.  The officers of Axiom Mexico immediately prior to the merger have been confirmed as the initial officers of Axiom Mexico as the surviving corporation in the merger until the earlier of their resignation or removal or until their respective successors are duly elected or appointed and qualified.

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

TERTIARY VOLCANIC - Volcanic rock from the first period of the Cenozoic Era (after the Cretaceous of the Mesozoic Era and before the Quaternary),

TOURMALINE - Any member of the trigonal mineral group, forms prisms of six, or nine sides; commonly vertically striated; varicolored; an accessory in granite pegmatites, felsic igneous rocks, and metamorphic rocks.

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

Axiom Mexico may earn 100% interest in the Aurora concession pursuant to an option agreement with individuals effective December 26, 2010 by paying US$600,000 in staged payments, as amended, during four years: $15,000 upon signing the option agreement (paid), $20,000 payment due June 26, 2011 (paid), $25,000 payment due December 26, 2011 (paid), $30,000 payment due June 26, 2012, $40,000 payment due December 26, 2012, $50,000 payment due June 26, 2013, $70,000 payment due December 26, 2013, $150,000 payment due June 26, 2014, and $200,000 payment due December 26, 2014.    The option agreement for the Aurora concession is subject to a 2% NSR.  At any time Axiom Mexico may elect to purchase up to 1% of the NSR in exchange for a payment of US$500,000 for each 0.5%

Axiom Mexico may earn 100% interest in the Guadalupe Group concessions pursuant to an option agreement with an individual dated on December 15, 2010  (with an effective date of January 15, 2011) by making US$1,500,000 in staged payments over four years: $15,000 upon signing the letter of intent (paid) $5,000 upon signing the option agreement (paid), $20,000 payment due July 15, 2011 (paid), $25,000 payment due January 15, 2012 (paid), $50,000 payment due July 15, 2012, $70,000 payment due January 15, 2013, $120,000 payment due July 15, 2013, $195,000 payment due January 15, 2014, $400,000 payment due July 15, 2014, $600,000 payment due January 15, 2015. There is no royalty on the Guadalupe Group concessions.

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

Budget

We estimate the budget for an initial exploration program at approximately $396,000.  The initial program includes geochemical sampling, mapping, trenching and sampling, and will have the goal of identifying drill targets for a subsequent drilling program.  We have obtained all the necessary requirements for drilling permits and environmental permits so that we may start a drilling program in the calendar 2012.  We do not currently have the funds to conduct this drilling program, and even if we obtain such funds, we may not begin this drilling program within the projected time.

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

Figure 6. Concessions comprising the Gavilan project.

Current Agreements regarding mining concessions

Axiom Mexico may acquire a 100% interest in the Gavilan concessions pursuant to an option agreement with an individual dated October 15, 2010 (with an effective date of December 15, 2010) by making US$250,000 in staged payments, as amended, over a period of four years as follows: $10,000 upon signing the option agreement (paid), $15,000 payment due June 15, 2011 (extended to July 15, 2012), $20,000 payment due December 15, 2011 (extended to January 15, 2013), $25,000 payment due June 15, 2012 (extended to July 15, 2013), $25,000 payment due December 15, 2012 (extended to January 15, 2014), $40,000 payment due June 15, 2013 (extended to July 15, 2014), $40,000 payment due December 15, 2013 (extended to January 15, 2015), and $75,000 payment due July 15, 2015. There is no underlying royalty on the Gavilan concessions.

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

Morelos Project

In December 2011, the Company entered into a Letter of Intent with a subsidiary of Paramount Gold and Silver Corp for the acquisition the “Morelos Concessions” comprising approximately 26,000 hectares (approximately 57,200 acres) of minerals claims located in the State of Chihuahua, Mexico.  After completing its initial due diligence on the property, the Company did not proceed with the acquisition of the concessions.

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

For the three months and six months ended February 29, 2012, as compared to the three months and six months ended February 28, 2011.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the six months ended February 29, 2012, our total operating expenses was $1,775,466, as compared to total operating expenses of $2,960,460 for the six months ended February 28, 2011. For the three month period ended February 29, 2012 our total operating expense was $778,403, as compared to total operating expense of $2,820,158 for the three month period ended February 28, 2011. Our total operating expenses consist primarily of exploration expenses, operations in Mexico, legal expenses, accounting expenses and stock based compensation related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the six months ended February 29, 2012, our net loss was $1,780,870, as compared to the six months ended February 28, 2011, in which our net loss was $2,960,703.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.  For the three month period ended February 29, 2012 our net loss was $722,988, as compared to our net loss of $2,820,355 for the three month period ended February 28, 2011.

Liquidity and Capital Resources

We had cash of $9,913 as of February 29, 2012 and total assets of $138,559 as of that date. At August 31, 2011, we had cash of $246,233 and total assets of $321,032. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, during fiscal 2012 we received $285,904 in financing from one investor.  Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of February 29, 2012, our current liabilities were $637,612 comprised of $577,680 in accounts payable and accrued expenses (including, $115,000 and $163,000 owed to our CEO/President and our Director - Business Development, respectively, for accrued compensation and expenses), $29,932 in payables to related parties, and $30,000 in notes payable to non-affiliates. As of August 31, 2011, our current liabilities were $377,122, comprised of $331,371 in accounts payable and accrued expenses, $15,751 in payables to related parties, and $30,000 in notes payable to non-affiliates. In fiscal 2011 $2,250 owed to Mr. Johnson, our former president, was waived by him and credited to additional paid-in capital. As of February 28, 2011, our current liabilities were $290,879, of which $58,161 was owed to related parties.

As of February 29, 2012 and August 31, 2011, we had two outstanding promissory notes in the amount of $10,000 (due November 9, 2011)(past due) and $20,000 (on demand) accruing interest at 8%.  We have not repaid either of the loans and no demand for payment has been made to date.  The notes are from unrelated parties and are unsecured. As of February 28, 2011, we had $10,000 in notes payable to an unrelated party.

At inception, we sold 20,000,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 4,483,400 shares of common stock through our public offering for proceeds of $112,085. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. For the year ended August 31, 2011, we sold 4,324,000 shares of common stock through our public offering for gross proceeds of $1,081,000.  We recorded $96,850 of costs related to the offering.  We used the proceeds from this offering for general working capital to pay the costs of operations.  In December 2011, we raised $285,904 from an investor by issuing 1,143,616 shares of common stock of the Company at $0.25 per share.

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

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2011, we issued 1,143,616 restricted shares of common stock to an investor pursuant to Regulation S at $0.25 for total proceeds of $285,904.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axiom Gold and Silver Corp.

By: /s/ John Larson
      John Larson
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date: April 11, 2012

By: /s/ Frank Lamendola
      Frank Lamendola
Its: Chief Financial Officer (Acting Principal Accounting Officer)
Date: April 11, 2012