Form 10-Q
period 2012-08-02
Axiom Gold & Silver Corp
filed 2012-08-08
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Gold and Silver Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 E. Innovation Park Dr. Oro Valley, AZ 85755
(Address of principal executive offices)

(303) 872-7814
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). oYes  ☒ No

As of July 31, 2012, there were 32,601,016 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Gold and Silver Corp. (“Axiom”) as of May 31, 2012, and for the three and nine months ended May 31, 2012 and May 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Axiom’s Form 10-K filing with the SEC for the year ended August 31, 2011.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1	Consolidated Balance Sheets as of May 31, 2012 (unaudited) and August 31, 2011.

F-2
Consolidated Statements of Operations for the three and nine months ended May 31, 2012 and May 31, 2011 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2012 (unaudited).

F-3	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2012 (unaudited).

F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2012 and May 31, 2011 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2012 (unaudited).

F-5	Notes to Consolidated Financial Statements (unaudited).

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	August 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets
Cash	$329	$246,233
Net VAT receivable	--	58,514
Other current assets	--	1,046

Total current assets	329	305,793
Property and equipment – net	--	12,878

Other	1,400	2,361

Total assets	$1,729	$321,032

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$571,024	$331,371
Notes payable	30,000	30,000
Related party payables	--	15,751

Total liabilities	601,024	377,122
Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, shares issued and outstanding -
32,601,016 at May 31, 2012 and 31,307,400 at
August 31, 2011	32,601	31,307
Additional paid-in capital	6,934,234	5,427,787
Accumulated other comprehensive income	--	17,945
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(7,444,268)	(5,411,267)
Total stockholders’ deficiency	(599,295)	(56,090)

Total liabilities and stockholders’ deficiency	$1,729	$321,032

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012

Expenses
Compensation	$251,666	$675,688	$1,538,258	$2,922,390	$5,245,369
General and administrative	93,367	229,376	400,917	417,657	1,398,344
Exploration	10,764	--	192,088	--	351,683
Impairment of goodwill	--	--	--	525,477	525,477

Loss before other expenses	(355,797)	(905,064)	(2,131,263)	(3,865,524)	$(7,520,873)

Other income (expense)
Gain on sale of subsidiary	160,681	---	160,681	--	160,681
Interest expense	(605)	(469)	(1,801)	(712)	(3,118)
Foreign currency gain (loss)	(56,410)	3,387	(60,618)	3,387	(80,958)

Total other income (expense)	103,666	2,918	98,262	2,675	76,605

Net loss	$(252,131)	$(902,146)	$(2,033,001)	$(3,862,849)	$(7,444,268)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.06)	$(0.15)

Weighted average number of common
shares outstanding – basic and diluted	32,601,016	27,764,487	32,053,971	26,046,843

See the accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2012
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders’
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance from prior operations, August 31, 2010	24,483,400	$24,483	$91,506	$--	$(121,862)	$--	$(5,873)

Common stock issued for compensation at $0.25 per share	150,000	150	37,350	--	--	--	37,500

Forgiveness of related party loan payable	--	--	2,250	--	--	--	2,250

Stock based compensation for options issued to employees
and directors	--	--	3,253,705	--	--	--	3,253,705

Common stock issued for compensation at $0.75
per share	100,000	100	74,900	--	--	--	75,000

Common stock issued for the acquisition of Axiom
Mexico at $0.25 per share	2,000,000	2,000	498,000	--	--	--	500,000

Related party rent expense	--	--	3,000	--	--	--	3,000

Common stock issued for cash at $0.25 per share	4,324,000	4,324	1,076,676	--	--	--	1,081,000

Offering costs	--	--	(96,850)	--	--	--	(96,850)

Common stock issued for services at $1.95 per share	250,000	250	487,250	--	--	--	487,500

Components of comprehensive loss:
Foreign currency translation	--	--	--	17,945	--	--	17,945
Net loss for the year ended August 31, 2011	--	-	--	--	--	(5,411,267)	(5,411,267)
Total comprehensive loss	--	--	--	--	--	--	(5,393,322)

Balance August 31, 2011 - Forward	31,307,400	31,307	5,427,787	17,945	(121,862)	(5,411,267)	(56,090)

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2012
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders’
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance August 31, 2011 - Forwarded	31,307,400	31,307	5,427,787	17,945	(121,862)	(5,411,267)	(56,090)

Stock based compensation for options issued to employees
and directors	--	--	1,070,337	--	--	--	1,070,337

Common stock issued for compensation at $1.01 per share	150,000	150	151,350	--	--	--	151,500

Common stock issued for cash at $0.25 per share	1,143,616	1,144	284,760	--	--	--	285,904

Components of comprehensive loss:
Foreign currency translation	--	--	--	(17,945)	--	--	(17,945)
Net loss for the nine months ended May 31, 2012	--	--	--	--	--	(2,033,001)	(2,033,001)
Total comprehensive loss	--	--	--	--	--	--	(2,050,946)

Balance – May 31, 2012	32,601,016	$32,601	$6,934,234	$--	$(121,862)	$(7,444,268)	$(599,295)

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Nine Months Ended		2010) through
	May 31,		May 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(2,033,001)	$(3,862,849)	$(7,444,268)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	1,221,837	2,689,955	5,075,542
Depreciation expense	2,009	783	3,937
Foreign currency (gain) loss	60,618	(3,387)	80,958
Gain on sale of subsidiary	(160,681)	--	(160,681)
Impairment of goodwill	--	525,477	525,477
Related party rent expense	--	3,000	3,000
Changes in assets and liabilities:
Net VAT receivable	(38,974)	(25,821)	(87,751)
Other current assets	858	752	981
Other	117	(1,443)	(1,254)
Accounts payable and accrued
expenses	396,899	218,233	723,799

Net cash used in operating activities	(550,318)	(455,300)	(1,280,260)

Cash flows from investing activities
Acquisition of equipment	(124)	(3,487)	(7,454)
Cash received in acquisition	--	3,435	3,435

Net cash used in investing activities	(124)	(52)	(4,019)

Cash flows from financing activities
Proceeds (payments) related parties - net	13,158	(5,146)	(18,680)
Proceeds from notes payable	--	30,000	30,000
Proceeds from issuance of common stock	285,904	482,500	1,366,904
Offering costs	--	(2,500)	(96,850)
Net cash provided by financing activities	299,062	504,854	1,281,374

Net increase (decrease) in cash	(251,380)	49,502	(2,905)

Adjustment for change in exchange rate	5,476	(1,577)	3,081

Cash balance, beginning of periods	246,233	153	153

Cash balance, end of periods	$329	$48,078	$329

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Nine Months Ended		2010) through
	May 31,		May 31,
	2012	2011	2012

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$3,435	$3,435
Net VAT receivable	--	9,667	9,667
Prepaid expenses and other current assets	--	1,169	1,169
Security deposit	--	990	990
Furniture and equipment	--	7,476	7,476
Accounts payable and accrued expenses	--	(625)	(625)
Related party payables	--	(47,589)	(47,589)

Net liabilities acquired	$--	$(25,477)	$(25,477)

Sale of investment in Axiom Mexico
Other current assets	$188	$--	$188
Net VAT receivable	97,488	--	97,488
Property and equipment	9,548	--	9,548
Other	844	--	844
Accounts payable and accrued expenses	(157,246)	--	(157,246)
Related party payables	(28,909)	--	(28,909)
Accumulated other comprehensive income	(82,594)	--	(82,594)

Gain on sale of subsidiary	$(160,681)	$--	$(160,681)

Non-cash financing activities:
Forgiveness related party payables	$--	$2,250	$2,250

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

On January 13, 2011, the Company entered into a material definitive agreement with Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”) whereby through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) of its common shares.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased.  Axiom Mexico, as the surviving corporation in the merger and a wholly-owned subsidiary of the Company continues its existence under its current name and continues to be governed by the laws of the state of Chihuahua, Mexico.  This acquisition was accounted for as a basic business combination with the Company as the acquirer of Axiom Mexico.

Effective May 31, 2012, the Company sold all the outstanding shares of Axiom Mexico to an unrelated entity for total consideration of $100.  The Company recognized a gain of $160,681 on the sale.  As a result of the sale, as of May 31, 2012, all the assets and liabilities of Axiom Mexico were no longer reported in the accompanying consolidated balance sheet.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation (Continued)

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of May 31, 2012 and the consolidated results of operations for the three and nine months ended May 31, 2012 and 2011 and the period from inception of exploration (September 1, 2010) through May 31, 2012 and the consolidated statements of cash flows for the nine months ended May 31, 2012 and  2011 and the period from inception of exploration stage (September 1, 2010) through May 31, 2012.  Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2011.

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

Other significant accounting policies are set forth in Note 3 of the audited consolidated financial statements included in the Company’s 2011 annual report on Form 10-K

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned Mexican subsidiary, Axiom Minerals de Mexico, S.A. de C.V. effective as of the date of its acquisition January 13, 2011 through the date of its disposition, May 31, 2012.  All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of May 31, 2012 at the period end exchange rate.  Income and expense amounts for the three and nine months ended May 31, 2012 and 2011 were translated using the average rates during the period.

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

Reclassification – Certain amounts in the period from inception of exploration stage (September 1, 2010) through May 31, 2012 have been reclassified to conform to the presentation used in the three and nine months ended May 31, 2012.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4.	Sale of Subsidiary

Effective May 31, 2012, we sold all of the outstanding shares of Axiom Mexico to an unrelated entity for total consideration of $100.  We recognized a gain of $160,681 on the sale.  As a result of the sale, as of May 31, 2012, all the assets and liabilities of Axiom Mexico were no longer reported in the accompanying consolidated balance sheet.

Axiom Mexico’s expenses included in the accompanying consolidated statements of operations are as follows:

					Period from
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012

Expenses
Compensation	$20,849	$70,123	$121,421	$104,935	$267,327
General and administrative	7,247	66,861	56,967	90,842	140,676
Exploration	10,764	--	192,088	--	351,683
Impairment of goodwill	--	--	--	525,477	525,477

Loss before other expenses	(38,860)	(136,984)	(370,476)	(721,254)	(1,285,163)

Foreign currency gain (loss)	(56,410)	--	(60,618)	3,387	(80,958)

Net loss	$(95,270)	$(136,984)	$(431,094)	$(717,867)	$(1,366,121)

Note 5.	Furniture and Equipment

Furniture and equipment is as follows:

	May 31,	August 31,
	2012	2011
	(Unaudited)

Furniture and equipment	$--	$14,806
Accumulated depreciation	--	(1,928)

	$--	$12,878

Depreciation expense is $701 and $2,009 in the three and nine months ended May 31, 2012 and $348 and $783 in the three and nine months ended May 31, 2011.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6	Related Party Transactions

Rent Expense – The Company, through February 2011, utilized minimal office space at the office of a former Director without charge (see Note 11). An amount of $500 per month, the estimated fair value, has been charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $-0- and $3,000 in the three and nine months ended May 31, 2011.

Professional Fees – Legal services are provided by a law firm in which a former Director serves as senior partner. Legal fees and related expenses amounted to approximately $17,000 and $52,000 in the three and nine months ended May 31, 2012 and $26,000 and $60,000 in the three and nine months ended May 31, 2011. There is approximately $34,000 and $1,000 included in accounts payable as of May 31, 2012 and August 31, 2011, respectively.

Accounting and tax services are provided by an accounting firm in which our former Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to approximately $20,000 and $59,000 in the three and nine months ended May 31, 2012 and $38,000 and $67,000 in the three and nine months ended May 31, 2011. There is approximately $37,000 and $-0-included in accounts payable as of May 31, 2012 and August 31, 2011, respectively.

Consulting services were provided to Axiom Mexico by entities in which a former Director is an owner. There is approximately $-0- and $4,000 in related party payables as of May 31, 2012 and August 31, 2011, respectively. Expenses amounted to approximately $-0- and $41,000 in the three and nine months ended May 31, 2012 and approximately $28,000 and $30,000 in the three and nine months ended May 31, 2011.

Consulting services were provided to Axiom Mexico by an entity in which two of our stockholders are owners. There is approximately $-0- and $11,000 in related party payables as of May 31, 2012 and August 31, 2011, respectively.  There were no expenses in the three and nine months ended May 31, 2012 and approximately $4,000 and $8,000 in the three and nine months ended May 31, 2011.

Other – The Company is obligated to its former Chief Executive Officer (“CEO”) for accrued and unpaid compensation and reimbursable expenses as of May 31, 2012 and August 31, 2011 in the amounts of approximately $158,000 and $25,000, respectively (See Note 11).

The Company is obligated to its current CEO/CFO, who is also a stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of May 31, 2012 and August 31, 2011 in the amounts of approximately $199,000 and $100,000, respectively (See Note 11).

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Mineral Properties

With the sale of Axiom Mexico, we currently have no mineral properties.  We continue to try to raise capital with the intention of acquiring new properties.

The Company incurred exploration expenses as follows in the nine months ended May 31, 2012:

	Aurora	Gavilan	Total

Drilling and sampling	$11,625	$--	$11,625
Geological, geochemical, geophysics	99,009	--	99,009
Land costs, taxes, permits	50,649	722	51,371
Travel	19,514	--	19,514
Other	10,569	--	10,569

	$191,366	$722	$192,088

Note 8	Notes Payable

In April 2011, the Company borrowed $20,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 8% interest per annum.

On November 9, 2010, the Company borrowed $10,000 from an unrelated party for working capital purposes. The note is unsecured and was due November 9, 2011 with 8% interest per annum.

Interest expense in the three and nine months ended May 31, 2012 is $605 and $1,801 and in the three and nine months ended May 31, 2011 is $469 and $712, respectively.

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

Pursuant to a compensation agreement with a former Director, effective October 4, 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock to the Director (see Note 11). The 150,000 shares were valued at $37,500, the fair value at date of grant.

Pursuant to a compensation agreement with our former CFO, effective October 19, 2010, the Company granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share, which represents the fair value at date of grant (see Note 11).  The option is immediately exercisable for five years from the date of issuance. The fair value of the option, $10,174, was calculated using the Black-Scholes pricing model, and was charged to operations as share-based expense at date of grant.

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

Pursuant to a compensation agreement with our former Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vests over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period.

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

Pursuant to a compensation agreement with our former CEO, effective January 24, 2011, the Company (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.75.  The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Stockholders’ Equity (Continued)

Pursuant to a compensation agreement with a former Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 11). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period.

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

Effective June 17, 2011, we appointed Roman Friedrich III to our Board of Directors (see Note 11). Mr. Friedrich is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of our common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option is fully vested and expires 10 years from date of grant. The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option was charged to operations as share-based expense on the date of grant.

Effective June 17, 2011, we granted our former CFO an option to purchase 100,000 shares of common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant (see Note 11). The option vests over a two year period and expires 10 years from date of grant. The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense over the vesting period.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Stockholders’ Equity (Continued)

In December 2011, we issued 150,000 shares of common stock to one of our directors pursuant to his compensation agreement (see Note 11).  Compensation of $151,500, the fair value of the shares, was recorded in October 2011 on the date such shares were earned.

In December 2011, we received gross proceeds of $285,904 from the sale of 1,143,616 shares of common stock at $0.25 per share to one non-U.S. investor pursuant to Regulation S.

The following table summarizes share based compensation for the periods:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011

Employees/Directors	$170,817	$538,065	$1,221,837	$2,689,955

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

	Year Ended August 31,	Nine Months Ended May 31,
	2011	2012	2011

Dividend Yield	--%	--	--%
Risk-Free Interest Rate	3.34%	--	3.35%
Expected Life	9.75 Years	--	9.74 Years
Expected Volatility	111.55%	--	111.61%

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of May 31, 2012, 2,366,667 shares of common stock are available for issuance under the plan (see Note 11).

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Stockholders’ Equity (Continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the period.

	For the Nine Months Ended
	May 31, 2012 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	6,950,000	$0.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	(2,316,667)	--
Exercised	--	--
Outstanding at May 31, 2012	4,633,333	$0.25	.44 Years	$--

Exercisable at May 31, 2012	4,633,333	$0.25	.44 Years	$--

	For the Year Ended
	August 31, 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	$--
Granted/Sold	6,950,000	0.25
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2011	6,950,000	$0.25	9.16 Years	$5,212,500

Exercisable at August 31, 2011	2,883,333	$0.25	9.07 Years	$2,162,500

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Stockholders’ Equity (Continued)

The weighted-average grant-date fair value of options granted during the nine months ended May 31, 2011 was $0.73.  No options were granted in the nine months ended May 31, 2012.

Summary of non-vested options as of and for the nine months ended May 31, 2012 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at August 31, 2011	4,066,667	$0.71
Granted	--	$--
Vested	(1,750,000)	$0.70
Forfeited	(2,316,667)	$(0.72)
Non-vested at May 31, 2012	--	$--

Note 10	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	May 31,	August 31,
	2012	2011
	(Unaudited)
Deferred tax assets:
Pre-operating costs	$201,169	$289,994
Equity-based payments	1,566,599	1,487,530
Net operating loss carryforward	225,237	148,482
Valuation allowance	(1,993,005)	(1,926,006)

Net deferred tax assets	$--	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three and nine months May 31, 2012 and 2011 due to changes in the valuation allowance.

At May 31, 2012, the Company had approximately $521,000 of capitalized pre-operating costs net of costs related to Axiom Mexico.  These costs are amortized in the 180 month period beginning June 1, 2011, the commencement of exploration operations. No tax benefit has been reported in the May 31, 2012 and 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $67,000 and $1,878,000 in the nine months ended May 31, 2012 and the year ended August 31, 2011, respectively.

Axiom Mexico is subject to the following Mexican taxes:

a.	Income tax is incurred at the rate of 30%.

b.	The IETU tax is incurred at the rate of 17.5%. The taxable base is determined by totaling the revenues collected, less certain deductions paid, including the deduction of investments.

The tax incurred is reduced by certain credits related to investment in fixed assets and inventories not deducted when the law was enacted, as well as the ISR effectively paid in the year, in such a way that the IETU will be paid only on the difference between the ISR and IETU incurred, when the latter is greater.

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

Compensation Agreements

On October 4, 2010, we appointed Steven A. Sanders to the Board of Directors and as Chief Executive Officer. Pursuant to the agreement, Mr. Sanders is to receive a stock award in the amount of 450,000 shares of Company common stock as compensation for serving as a director. 150,000 shares will be earned upon the start of each year for which he serves as a director.  The initial term of the agreement is three years. With the appointment of Mr. Quiroz (see below), Mr. Sanders resigned as Chief Executive Officer.

On October 18, 2010, we appointed Frank Lamendola as Chief Financial Officer (see below).  Pursuant to the agreement, Mr. Lamendola received a stock option to purchase 50,000 shares of Company common stock at an exercise price of $0.25 per share.  The options were issued to Mr. Lamendola pursuant to a Stock Option Agreement, dated October 19, 2010, and are fully vested and exercisable for five years from the date of issuance.

Effective January 13, 2011, we appointed Francisco Quiroz as Chief Executive Officer and Director (see below). With the appointment of Dr. John Larson (see below), Mr. Quiroz resigned as Chief Executive Officer and assumed the title of Vice President – Exploration. Pursuant to his employment agreement, Mr. Quiroz will be compensated at the rate of $166,800 per annum effective as of January 13, 2011 for an initial term of three years and was granted stock options to purchase 600,000 shares of Company common stock at an exercise price of $0.25 per share.  The options vest semi-annually over a 2 year period and expire 10 years from the date of grant. In addition to other customary benefits, Mr. Quiroz will be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

On January 14, 2011 we entered into an agreement with Robert Knight pursuant to which in return for serving as Director – Business Development (a non-executive position) (see below). Mr. Knight will receive $7,500 per month and options to purchase 300,000 shares of Company common stock exercisable at $0.25 per share. The options vest over a one year period and expire 5 years from the date of the grant. The initial term of the agreement is for a one year period.  Currently, the agreement remains in effect with the same terms on a month to month basis.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11	Commitments (Continued)

On January 24, 2011, we appointed Dr. John Larson as Chief Executive Officer (“CEO”) and Director (see below). Pursuant to his employment agreement, Dr. Larson will be compensated at the rate of $180,000 per annum effective as of January 15, 2011.  In addition to other customary benefits, he is also entitled to receive quarterly medical insurance reimbursements of $5,000.  Dr. Larson was granted stock options to purchase 5,500,000 shares of Company common stock at an exercise price of $0.25 per share.  The options vest over a 3 year period and expire 10 years from the date of grant.  Dr. Larson also received a signing bonus of 100,000 shares of common stock of the Company. Dr. Larson will also be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

On January 26, 2011 we entered into an agreement with Nivaldo Rojas pursuant to which in return for serving as a Director, Mr. Rojas will receive $1,000 per month and options to purchase 300,000 shares of Company common stock exercisable at $0.25 per share (see below). The options vest over a three year period and expire 10 years from the date of the grant. Additionally, the Company entered into a Finder’s Fee Agreement with an entity in which Mr. Rojas is an owner whereby the Company will pay the entity fees, as defined in the agreement, for (i) finding suitable properties to acquire and (ii) gold discovered on such properties.

Effective June 17, 2011, we appointed Roman Friedrich III to our Board of Directors (see below). Mr. Friedrich is to receive compensation of $1,000 per month and an option to purchase 100,000 shares of Company common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option is fully vested and expires 10 years from date of grant.

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

Effective May 18, 2012, the Company appointed Mr. Robert Knight CEO, CFO, Secretary and a Director and Dr. Larson resigned as CEO and Director of the Company, Mr. Lamendola resigned as CFO of the Company, Mr. Quiroz resigned as Vice President-Exploration and Director and Mr. Sanders, Mr. Rojas and Mr. Friedrich resigned as Directors of the Company. As a result of the resignations, non-vested options to purchase 2,316,667 shares of Company common stock were immediately forfeited and the exercise date of vested options to purchase 4,333,333 shares of Company common stock was accelerated to three months after the date of resignation (August 18, 2012) per the terms of the option agreements.

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

Lease Agreements
In February 2011, we entered into a one year lease for administrative office space in Oro Valley, Arizona. The lease became effective March 1, 2011 at a cost of $900 per month.  Currently, we lease the facility on a month to month basis at a cost of $200 per month.

Axiom Mexico leased office facilities on an annual basis.  The annual rent for the period August 2011 through July 2012 is 112,800 Mexican Pesos (US $8,400).

Rent expense for the three and nine months ended May 31, 2012 amounted to $3,000 and $13,000 and for the three and nine months ended May 31, 2011 amounted to $5,000 and $6,000.

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

In March 2012, we entered into a letter of intent to combine with Takara Resources, Inc. of Toronto, Ontario (“Takara”).  No definitive agreement was signed and the letter of intent expired.

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

Other accounting policies are described in the notes to the financial statements included in our Annual Report. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2011.

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

On May 31, 2012 we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.

Plan of Operations

Since the sale of Axiom Mexico, our current business plan is to acquire mineral properties, focused mainly in Mexico.  At this time we do not have any such prospects available to us, and we cannot ensure that such properties will ever be acquired.

Our proposed principal product is precious metals.  Prior to production of precious metals, we must develop, mine, and smelt or further refine mineral resources, if any, located on properties that we have the right to develop.  Prior to developing precious metals, we must explore for, and determine that they are in sufficient quantities to warrant mining and selling them. In order to commence the exploration and development of precious metals properties, we will need to accomplish the following milestones:

1.         Acquire and Begin Exploration of Mineral Properties. We will need to raise additional funds or issue shares to pay for the cost of acquisition and exploration of any mineral properties and/or to acquire additional mineral properties.

2.         Hire Qualified Staff. We will need to hire qualified people to execute our business plan to explore precious metals mineral properties. We will need to raise additional funds to attract qualified people to our Company.  We do not currently have any employees and we do not intend to hire employees at this time.  Our sole officer and director will handle our administrative duties and utilize outside consultants as necessary.

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

To date, we have experienced significant difficulties in generating revenues and raising additional capital. We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets as well as the general turmoil in the capital markets. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business will ultimately fail.

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

The focus of our planned acquisitions and operations in Mexico are subject to a variety of governmental regulations including, among others, regulations promulgated by SEMARNAT, Mexico’s environmental protection agency; the Mexican Mining Law; and the regulations of the Comisión Nacional del Agua with respect to water rights.  Mexican regulators have broad authority to shut down and/or levy fines against facilities that do not comply with regulations or standards.  If Axiom Mexico puts any of its properties into production, operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

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

In Mexico, we are required to submit, for government approval, a reclamation plan for each of its mining sites that establishes its obligation to reclaim property after minerals have been mined from the site. In some jurisdictions, bonds or other forms of financial assurances are required as security for these reclamation activities. We may incur significant costs in connection with these restoration activities. The unknown nature of possible future additional regulatory requirements and the potential for additional reclamation activities create uncertainties related to future reclamation costs.

Employees

Other than our President, we do not have any employees.

All mineral exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our properties into production, such operations may also be contracted out to third parties.  We rely on our President to handle all matters related to business development and business operations.

For the three months and nine months ended May 31, 2012, as compared to the three months and nine months ended May 31, 2011.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We expect to generate revenues as we implement our business plan.

Operating Expenses. For the nine months ended May 31, 2012, our total operating expenses was $2,131,263, as compared to total operating expenses of $3,865,524 for the nine months ended May 31, 2011. For the three month period ended May 31, 2012 our total operating expense was $355,797, as compared to total operating expense of $905,064 for the three month period ended May 31, 2011. Our total operating expenses consist primarily of exploration expenses, operations in Mexico, legal expenses, accounting expenses and stock based compensation related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the nine months ended May 31, 2012, our net loss was $2,033,001, as compared to the nine months ended May 31, 2011, in which our net loss was $3,862,849.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.  For the three month period ended May 31, 2012 our net loss was $252,131, as compared to our net loss of $902,146 for the three month period ended May 31, 2011.

Liquidity and Capital Resources

We had cash of $329 as of May 31, 2012 and total assets of $1,729 as of that date. At August 31, 2011, we had cash of $246,233 and total assets of $321,032. The decrease is primarily due to the sale of Axiom Mexico. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, during fiscal 2012 we received $285,904 in financing from one investor.  Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of May 31, 2012, our current liabilities were $601,024 comprised of $571,024 in accounts payable and accrued expenses (including, $199,000 owed to our CEO/President for accrued compensation and expenses), and $30,000 in notes payable to non-affiliates. As of August 31, 2011, our current liabilities were $377,122, comprised of $331,371 in accounts payable and accrued expenses, $15,751 in payables to related parties, and $30,000 in notes payable to non-affiliates. In fiscal 2011 $2,250 owed to Mr. Johnson, our former president, was waived by him and credited to additional paid-in capital. As of May 31, 2011, our current liabilities were $295,147, of which $42,443 was owed to related parties.

As of May 31, 2012 and August 31, 2011, we had two outstanding promissory notes in the amount of $10,000 (due November 9, 2011) (past due) and $20,000 (on demand) accruing interest at 8%.  We have not repaid either of the loans and no demand for payment has been made to date.  The notes are from unrelated parties and are unsecured. As of May 31, 2011, we had $30,000 in notes payable to two unrelated parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of Robert Knight, our Chief Executive Officer and  Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Knight concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because we have:

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Acting Principal Accounting Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axiom Gold and Silver Corp.

By: /s/ Robert Knight
      Robert Knight
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date: August 2, 2012

By: /s/ Robert Knight
      Robert Knight
Its: Chief Financial Officer
Date: August 2, 2012