Form 10-K
period 2012-08-31
Axiom Gold & Silver Corp
filed 2012-12-14
CIK 1399095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended August 31, 2012

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

(303) 872-7814
 (Registrant's telephone number, including area code)

______________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □ Yes x No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 29, 2012: $1,769,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2012: 246,569,016 shares of common stock.

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

Item 1. Business

General

The Company was incorporated in the State of Nevada on February 13, 2007. The Company was in the development stage of its business through fiscal 2010 when it abandoned its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. Effective fiscal 2011, we changed our planned business activities to the exploration and development of precious metal properties.  As part of our business strategy, we acquired another business, Axiom de Mexico S.A. de C.V. (“Axiom Mexico”). On May 31, 2012, we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.  In August 2012, we acquired additional mineral properties and plan to explore those properties in 2013.  Our plan of operation is forward looking, and we may not be successful in our operations.

We are in the exploration stage and will continue to be in the exploration stage until we generate significant revenue from our business operations. To date, we have not generated any revenues. We maintain our statutory registered agent's office at 8275 South Eastern Avenue, Suite 200-47, Las Vegas, Nevada, 89123. Our administrative office is located at 1846 E. Innovation Park Dr., Oro Valley, AZ 85755. Our telephone number is (303) 872-7814.

Our Prior Strategy

Originally, our business was to concentrate on providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We have abandoned this strategy.

Our Current Strategy:

We changed the focus of our Company to the exploration and development of precious metal properties.  On January 13, 2011, we completed our acquisition of all of the outstanding shares of Axiom Mexico whereby through our wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of two million (2,000,000) of our common shares.  The surviving company was Axiom de Mexico S.A. de C.V., which is a wholly owned Mexican corporation that has options on two mineral concessions in Sonora State, Mexico.  On May 31, 2012, we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.  In August 2012, we acquired the 13 Fico claims in the Yukon Territory of Canada.
We may not be able to acquire additional mining properties, or have success in exploring and developing the ones we have an option to acquire.   We also may attempt to acquire or merge with an existing mineral exploration or mining company but we have not concluded any negotiations to acquire such a company, and we may never acquire such a company.

Employees

Robert Knight, our current President, who is also our CEO/CFO, works full time on behalf of our Company.  Currently, we have no other employees.  Our President has a compensation agreement with us.

Insurance

We do not maintain any general insurance, but we plan to implement standard insurance policies for our company.  We do not have directors’ and officers’ liability insurance. Our ability to acquire a general insurance policy relies upon us having the necessary funds to do so.  We do not have the necessary funds to implement such insurance policies.  Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are an exploration stage company and currently have one employee; our CEO/CFO. We intend to hire additional employees on an as needed basis.

Offices

Our administrative offices are currently located at 1846 E. Innovation Park Dr. Oro Valley, AZ 85755.  Our telephone number is (303) 872-7814.

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

Presently, we are qualified to do business in Arizona and Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our services and products.

Item 1A. Risk Factors

Risks associated with our business:

We have no operating history. We expect to incur losses for the foreseeable future. We will go out of business if we fail to generate sufficient revenue or raise additional capital.

We have a limited operating history. We were founded on February 13, 2007, and from the date of inception to August 31, 2012, we have accumulated losses of $13,809,619. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue or raise additional capital. We do not foresee generating revenues in the near future, and we have no commitments at this time to raise additional capital.  Additional losses will result from costs and expenses related to implementing our new business strategy and hiring qualified people to carry out the new business strategy.

If sufficient funds are not available, we may not be able to acquire mineral properties to implement our new business plan.

Our business may fail if we do not have sufficient funds to enable us to do one or more of the following: acquire precious metal mineral properties; attract qualified personnel to work for our Company; or fund our administrative and corporate expenses. Failure to acquire mineral properties will stop our plan for the Company to move ahead with our strategy.

Currently, we do not have any commitments for additional financing. Additional financing is required, and we cannot be certain that it will be available when and to the extent needed. As well, even if financing is available, we cannot be certain that it would be available on acceptable terms or in sufficient quantities.

We are significantly dependent upon officers to develop our business. If we lose our officers or if our officers do not adequately develop our business, then we will go out of business.

At the outset, our success will depend entirely on the ability of our officer. We do not carry a “key person” life insurance policy on our officer. We currently have one employee. We rely almost exclusively upon our officer to meet our needs. Our officer is engaged full time for our Company.

Our sole director and officer also owns a controlling interest in our common stock, and, as such, you may have no effective voice in our management.

Our sole director and officer owns approximately 90.6% of the Company's outstanding common stock. As such, this beneficial owner has the ability to influence all corporate actions required to be taken by majority consent of holders and management. If the interests of this beneficial owner differ from the interests of other shareholders, this beneficial owner may be able to ensure that his interests prevail.

Our current director, officer and key employee beneficially owns a significant percentage of our issued and outstanding shares of common stock. Accordingly, for the foreseeable future, we expect that our director and officer will exercise control over all matters requiring board and shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

The Company's concentration of ownership may harm the market price of the common stock by, among other things: delaying, deferring or preventing a change of control, even at a per share price that is in excess of the then-current price of the common stock; impeding a merger, consolidation, takeover or other business combination involving the Company, even at a per share price that is in excess of the then current price of the common stock; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, even at a per share price that is in excess of the then current price of the common stock.

As we undertake exploration and development of our mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We expect to be subject to federal, state and local laws and regulations in Canada and the United States of America regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials and other similar laws and regulations. Amendments to current laws, regulations and permits governing operations and activities of exploration and development companies, or more stringent implementation thereof, could have a material adverse impact on us and our operations, increase our expenditures and costs and require abandonment or delays in developing new mining properties. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm our business, financial condition or results of operations. We cannot predict how agencies or courts in Canada and the United States of America will interpret existing laws and regulations or the effect that these adoptions and interpretations may have on our business, financial condition or results of operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

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

We have no studies or surveys demonstrating reserves or estimates on the lands that we have an option to acquire.

We have options to acquire 13 Fico claims.  As there are no reliable studies or surveys on those claims, we do not know if the claims contain sufficient mineralized deposits to make their exploitation worthwhile.  If we commission surveys or studies on those claims and they do not demonstrate sufficient reserves or estimates to make their exploration worthwhile, we will have to abandon our plan to operate on those claims.

In the future, the figures for our reserves and resources will be estimates based on interpretation and assumptions, and they may yield less mineral production under actual conditions than they may estimate.

Unless otherwise indicated, mineralization figures presented in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time will be based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

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

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk. In addition, with respect to commercial operations in Canada or other countries, it is possible that material transactions incurred in local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

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

Risks related to an investment in our common stock:

Trading of our common stock may be restricted by the United States Securities and Exchange Commission (“SEC”)
The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price, as defined, being less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we develop a public market for our shares, then our shares would be covered by the penny stock rules. These penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. These additional requirements may have the effect of limiting the development of a public trading market thereby reducing the level of trading activity in the secondary market for stock that is subject to these penny stock rules. Consequently, these penny stock rules may negatively affect our ability to develop a public trading market for our common stock and may negatively affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules discourage investor interest in, and may limit the marketability of, our common stock.

Additionally, if we were to be deemed a “shell company” under the Securities Act of 1933, the ability of certain shareholders to use the resale exemptions for restricted stock under Rule 144 of the Securities Act of 1933 would be greatly limited.  This could further complicate our current fundraising efforts.

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

Stock prices in general, and stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance or any specifics of the company. Factors that may influence the market price of our common stock include:

•	actual or anticipated changes or milestones in our operations;
•	our ability or inability to acquire mining properties or interests in such properties in Canada;
•	our ability or inability to generate revenues;
•	increased competition within Canada and elsewhere;
•	government regulations, including mineral exploration regulations that affect our operations;
•	predictions and trends in the gold mining exploration industry;
•	volatility of the gold and silver market prices;
•	sales of common stock by “insiders”; and
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares being offered for sale pursuant to a prospectus or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Recent revisions to Rule 144 may result in shares of our common stock that we may issue in the future becoming eligible for resale into the public market without registration in as little as six months after their issuance.

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

Because our future officers and directors may allocate their time to other business interests or may be employed by other companies, they may not be able or willing to devote a sufficient amount of time to our business operations, which may adversely affect our business, financial condition or results of operations and cause our business to fail.

It is possible that the demands from other obligations on our officer and director and future officers and directors, could increase, they could no longer be able to devote sufficient time to the management of our operations and business. This conflict of interest could adversely affect our business, financial condition or results of operations and cause our business to fail.

U.S. investors may experience difficulties in attempting to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident directors.

Other than our corporate bank account, all of our assets are located outside of the U.S. and our director and officer is resident outside of the U.S. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against us or against our director and officer

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other tangible property.  Our principal office is located at 1846 E. Innovation Park Dr. Oro Valley, AZ 85755, telephone (303) 872-7814.   We lease our office space in Tucson, Arizona on a monthly basis at $150 per month. No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees.

We have the option to acquire 13 mineral claims in Yukon Territory, Canada.

Item 3. Legal Proceedings

We are not presently a party to any litigation.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In October 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “TCPM”.   Upon the completion of our name change from TC Power Management Corp. to Axiom Gold and Silver Corp. our symbol changed to AXIO.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.  Our stock did not trade publically prior to the quarter ended February 28, 2011, As of November 30, 2012, shares of our common stock have traded on a limited basis.

Quarter Ended	High Bid	Low Bid
August 31, 2012	$0.10	$0.03
May 31, 2012	$0.16	$0.03
February 29, 2012	$0.49	$.010
November 30, 2011	$1.52	$0.27
August 31, 2011	$2.25	$0.75
May 31,2011	$1.15	$0.10
February 28, 2011	$0.75	$0.67
November 30, 2010	$0.28	$0.04

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

Common Stock

We have 300,000,000 shares of $.001 par value common stock authorized, of which 245,219,016 shares are issued and outstanding. at August 31, 2012. As of November 30, 2012, we had options outstanding under our option plan adopted in October 2010 and warrants outstanding to purchase shares of our common stock  related to an offering of our common stock.

Holders

As of August 31, 2012, there were 36 holders of record for our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We are authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 7,000,000 common shares for issuance under our 2010 Stock Option Plan.  In the period ended August 31, 2007, we sold 20,000,000 shares of common stock for cash of $500. In the year ended August 31, 2008, we sold 4,483,400 shares of common stock for cash of $112,085. There are no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, we enacted a four-for-one (4:1) forward stock split. All share and per share data in the financial statements have been adjusted retroactively to reflect the stock split.

Pursuant to a compensation agreement with a former Director (former CEO), effective October 4, 2010, we granted a stock award in the amount of 150,000 shares of Company common stock. The shares are valued at $37,500 or $0.25 per share, the fair value at date of grant. We recorded share-based compensation of $37,500 in the year ended August 31, 2011.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, we issued two million (2,000,000) common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($0.25 per share) which represents the fair value on that date.

Pursuant to a compensation agreement with our former CEO, effective January 24, 2011, we issued 100,000 shares of common stock valued at $75,000 ($0.75 per share).

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

Pursuant to a compensation agreement with a former Director (former CEO) effective October 4, 2011, we granted a stock award in the amount of 150,000 shares of Company Common Stock.  The shares were valued at $151,500 or $1.01 per share, the fair value at grant date.  We recorded share-based compensation of $151,500 in the year ended August 21, 2012.

In December 2011, we received gross proceeds of $285,904 from the sale of 1,143,616 shares of common stock at $0.25 per share to one non-U.S. investor pursuant to Regulation S.

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 212,218,000 shares of common stock at $0.001 per share. The fair value of the stock on that date was $0.03 per share, and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

In August 2012, we received gross proceeds of $10,000 from the sale of 400,000 Units at $0.025 per Unit which included 400,000 shares of common stock and warrants to purchase 40,000 shares of common stock at $0.035 per share to a non-US accredited investor pursuant to Regulation S.  We incurred offering costs of $1,000 (10% of gross proceeds) plus warrants to purchase 28,571 shares of common stock at $0.035 per share.

In September 2012, we received gross proceeds of $33,750 from the sale of 1,350,000 Units at $0.025 per Unit which included 1,350,000 shares of common stock and warrants to purchase 135,000 shares of common stock at $0.035 per share to three non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $3,375 (10% of gross proceeds) plus warrants to purchase 96,429 shares of common stock at $0.035 per share.

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

In the past two years, we have granted stock options to directors and officers who subsequently resigned on May 18, 2012.  As a result of the resignations, non-vested options to purchase 2,316,667 shares of Company common stock were immediately forfeited.  Additionally, the exercise date of vested options to purchase 4,333,333 shares of Company common stock was accelerated to three months after the date of resignation (August 18, 2012) per the terms of the option agreements, and none of these vested options were exercised by then.

Pursuant to a compensation agreement with our then VP  Business Development, effective January 20, 2011, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance.

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

Other accounting policies are described in the notes to the financial statements included in this Annual Report . The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2012.

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

MINING CLAIM --  A term used to describe an area of land for which the owner of the claim has the right to explore for and develop mineral deposits.  The rights to and ownership of the minerals in the claims are granted, in our case, by the Yukon Government to the former owners who then either transferred or optioned them to us.

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

On August 20, 2012, we entered into an option agreement to acquire 13 Fico claims located near Mt. Morrison in the Yukon Territory (the “Fico Claims”) for an aggregate amount of two hundred and fifty thousand Canadian Dollars ($250,000 CAD) as follows: (a) $15,000 CAD payable six months after the signing of the agreement, February 20, 2013; (b) $25,000 CAD payable twelve months after signing, August 20, 2013; (c) $60,000 CAD payable twenty-four months after signing, August 20, 2014; (d) $150,000 CAD payable thirty-six months after signing, August 20, 2015. We agreed to make the minimum work commitments on the Fico Claims as follows: (a) $100,000 CAD each in the first and second year of the agreement; (b) $250,000 CAD in the third year of the agreement. The option agreement is subject to a 2% net smelter return royalty. We may elect to purchase at any time up to the maximum of 1% of the net smelter return royalty in the maximum amount of $500,000 CAD for each 0.5%. We may terminate the option at any time prior to exercise upon thirty day written notice to seller.

Our plan of operation is forward looking, and we may never begin operations.

Plan of Operations

Since the sale of Axiom Mexico, our current business plan is to acquire mineral properties, focused mainly in Canada.  On August 20, 2012, we entered into an option agreement to acquire the Fico Claims.

Name	Title Number	Size	Location	Net Smelter Return

Fico 1 through 13	YF39033 through to YF39045	271.7414 Hectares	Mount Morrison, Yukon Territory	2%

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

2.         Hire Qualified Staff. We will need to hire qualified people to execute our business plan to explore precious metals mineral properties. We will need to raise additional funds to attract qualified people to our Company.  We currently have one employee, and we do not intend to hire additional employees at this time.

The Fico claims are located near Mount Morrison, Yukon Territory, Canada.  There are several key points for the acquisition of these claims:

•           New discovery area
•           Collapsed volcanic remnant (60km by 100 km area)
•           Strongest group of Au anomalies in the Yukon
•           Strongest principal-component analysis anomaly of stream sediments in the Yukon
•           Au geochemical profile is likely attenuated due to intense weathering
•           NW-SE structural trends similar to the adjacent Dawson Range White Gold District
•           South Yukon >99th percentile Au anomalies
•           Commodities; Gold-Copper-Moly

CARMACKS
TARGET
AREA
YUKON
Carmacks
Burwash
Haines Jct
0 km
25 km
50 km
75 km
100 km

The Fico property is situated within the Carmacks Caldera, a newly identified 60x100 km volcanic erosional remnant visible on LANDSAT imagery that was formed by eruption and subsidence of a potentially Yellowstone-sized magmatic and hydrothermal system in the central Yukon during the Late Cretaceous time. The central part of the caldera is a low-lying, unglaciated area of the Klondike Plateau.

The Carmacks caldera contains the most concentrated number of 99th percentile (>100 ppb) stream sediment gold anomalies in Yukon, and has predominant NW and cross-cutting NE structural domains. Northwest-trending regional structures and related northeast and east-trending cross structures have been identified by the Yukon Geological Survey as the main structural trends hosting mineralization throughout the Dawson Range Gold Belt. Structural analysis, magnetic data, and regional geochemical data were used to identify prospective targets. The Mt. Nansen property is situated along the northern edge of the caldera.

The Fico property is situated ~50 km southeast of the Mt. Nansen vein-type porphyry- and breccia-related deposit linked to north- west-trending faults associated with strong magnetic anomalies in the immediate vicinity of northeast-striking cross faults. The claim area is located in a structurally complex area, near the southern edge of the Carmacks Caldera and underlain by early Jurassic hornblende granodiorite. It was staked to cover gold-in-soil geochemical anomalies located by a government survey. However, regional geological mapping conducted by GSC over the area in the late 1970s is considered inadequate and no detailed mapping has been carried out since.

CARMACKS CALDERA
FELSIC INTRUSIONS
METAMORPHIC
SEDIMENTARY
ULTRAMAFIC - METAMORPHIC
UNCONSOLIDATED
VOLCANICS
VOLCANICS - SEDIMENTARY
GEOLOGY

 Infrastructure

The Property is helicopter accessible from either Carmacks or Whitehorse and by the paved Klondike (Whitehorse-Dawson) Highway up to Carmacks. There are gravel roads from the Klondike Highway to close proximity of the Property but have to be upgraded for access. Accommodation and supplies are available in Carmacks as well as hydro power lines. Whitehorse is the regional center for supplies and personnel through which ore can be shipped to the deep water port of Skagway.

Plan of Work

2013 Soil sample data analyses and interpretation
2014 Structural and lithological mapping / BLEG sampling & IP resistivity survey
2015 Limited test-drilling of primary targets using portable drill rigs

If we are not able to negotiate suitable terms to raise capital to fund our exploration program, then we may have to suspend or cease operations. As of the filing date of this report, we have raised $1,422,014 from the sale of equity but have not secured any additional financing.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

Employees

We currently have one employee working for us.

All mineral exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our properties into production, such operations may also be contracted out to third parties.  We rely on management to handle all matters related to business development and business operations.

For the year ended August 31, 2012 compared to the year ended August 31, 2011.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our new business plan.

Operating Expenses. For the year ended August 31, 2012, our total operating expenses were $2,220,000 as compared to total operating expenses of $5,390,000 for the year ended August 31, 2011. Our total operating expenses in fiscal 2012 consist of, primarily, non-cash compensation and consulting expenses ($1,222,000), exploration expense ($192,000) and professional fees related to being a public company ($199,000) . In fiscal 2011, our total operating expenses consisted primarily of non-cash compensation and consulting expenses ($3,854,000), exploration expenses ($160,000) and professional fees ($252,000). In addition, in fiscal 2011, we recorded a charge for the impairment of goodwill ($525,000) related to our acquisition of Axiom Mexico. We expect that we will continue to incur significant exploration expenses as we grow and significant professional fees related to being a public company.

Net Loss.  For the year ended August 31, 2012, our net loss was $8,276,000, as compared to the year ended August 31, 2011, in which our net loss was $5,411,000.  In fiscal 2012 we incurred share-based finance costs of $6,154,000 through the exchange of $212,000 of related party debt for 212,218,000 shares of common stock. A large part of our net loss is also from non-cash items attributed to hiring and maintaining quality personnel through the issuance of shares and options.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $5,352 as of August 31, 2012 which is a significant portion of our total assets.  We had cash of $246,000 as of August 31, 2011. The decrease in the amount of our cash from 2012 to 2011 is due to our inability to raise capital through the sale of our securities and the using of the cash we had in our operations. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, we do not have any commitments to raise any such funds, and we may not be able to raise additional funds.

As of August 31, 2012, our total liabilities were $478,000 comprised of $448,000 in accounts payable and accrued expenses (including, $8,000 and $153,000  owed to our current CEO  and our former CEO, respectively, for accrued compensation and expenses), and $30,000 in notes payable to non-affiliates. In our year ended August 31, 2011, our total liabilities were $377,000 comprised of $331,000 in accounts payable and accrued expenses (including $125,000 for accrued compensation and expenses for employee/stockholders), $16,000 in payables to other related parties, and $30,000 in notes payable to non-affiliates. Our current liabilities owed to Mr. Johnson, our former president, were waived by him.

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

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 212,218,000 shares of common stock at $0.001 per share. The fair value of the stock on that date was $0.03 per share, and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

In August 2012, we received gross proceeds of $10,000 from the sale of 400,000 Units at $0.025 per Unit which included 400,000 shares of common stock and warrants to purchase 40,000 shares of common stock at $0.035 per share to a non-US accredited investor pursuant to Regulation S.  We incurred offering costs of $1,000 (10% of gross proceeds) plus warrants to purchase 28,571 shares of common stock at $0.035 per share.

In September 2012, we received gross proceeds of $33,750 from the sale of 1,350,000 Units at $0.025 per Unit which included 1,350,000 shares of common stock and warrants to purchase 135,000 shares of common stock at $0.035 per share to three non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $3,375 (10% of gross proceeds) plus warrants to purchase 96,429 shares of common stock at $0.035 per share.

During fiscal 2013, we expect that our business plan for exploration of mineral properties will be a significant cost to us and to complete that plan we will need to raise substantial funds.  Furthermore, if we find additional properties for acquisitions that may also require significant capital, not only for the actual acquisition but also for any exploration work that may need to be completed.  As well, the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated exploration costs, acquisition costs, increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1	Report of Independent Registered Public Accounting Firm – Meyler and Company LLC

F-2	Consolidated Balance Sheets as of August 31, 2012 and 2011.

F-3	Consolidated Statements of Operations for the years ended August 31, 2012 and 2011 and the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2012.

F-4	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2012.

F-6	Consolidated Statements of Cash Flows for the years ended August 31, 2012 and 2011 and the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2012.

F-8	Notes to Consolidated Financial Statements.

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244

Certified Public Accountants	1715 Highway 35
& Management Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Axiom Gold and Silver Corp.

We have audited the accompanying consolidated balance sheets of Axiom Gold and Silver Corp. as of August 31, 2012 and 2011, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended August 31, 2012, and for the period from inception of exploration stage (September 1, 2010) through August 31, 2012, and the consolidated statement of changes in stockholders’ deficiency for the period from inception of exploration stage (September 1, 2010) through August 31, 2012.  Axiom Gold and Silver Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axiom Gold and Silver Corp. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2012, and the period from inception of exploration stage (September 1, 2010) through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meyler & Company, LLC

December 12, 2012
Middletown, NJ

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Balance Sheets

	August 31,
	2012	2011

ASSETS

Current assets
Cash	$5,352	$246,233
Net VAT receivable	--	58,514
Prepaid and other current assets	4,482	1,046

Total current assets	9,834	305,793

Property and equipment – net	--	12,878

Other	1,400	2,361

Total assets	$11,234	$321,032

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$448,478	$331,371
Notes payable	30,000	30,000
Related party payables	--	15,751

Total liabilities	478,478	377,122

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 245,219,016 and 31,307,400
shares issued and outstanding at August 31, 2012
and 2011, respectively	245,219	31,307
Additional paid-in capital	13,097,156	5,427,787
Accumulated other comprehensive income	--	17,945
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(13,687,757)	(5,411,267)

Total stockholders’ deficiency	(467,244)	(56,090)

Total liabilities and stockholders’ deficiency	$11,234	$321,032

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2012	2011	2012

Expenses
Compensation	$1,560,758	$3,707,111	$5,267,869
General and administrative	466,979	997,427	1,464,406
Exploration	192,088	159,595	351,683
Impairment of goodwill	--	525,477	525,477

Loss before other income (expenses)	(2,219,825)	(5,389,610)	(7,609,435)

Other income (expenses)
Gain on sale of subsidiary	160,681	--	160,681
Finance costs, share-based	(6,154,322)	--	(6,154,322)
Interest expense	(2,406)	(1,317)	(3,723)
Foreign currency loss	(60,618)	(20,340)	(80,958)
Net other income (expenses)	(6,056,665)	(21,657)	(6,078,322)

Net loss	$(8,276,490)	$(5,411,267)	$(13,687,757)

Basic and diluted loss per share	$(0.20)	$(0.20)

Weighted average number of common
shares outstanding – basic and diluted	40,888,939	27,094,907

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through August 31, 2012

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholder’s
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance forward from prior operations, August 31, 2010	24,483,400	$24,483	$91,506	$--	$(121,862)	$--	$(5,873)

Common stock issued for compensation at $0.25 per share	150,000	150	37,350	--	--	--	37,500

Forgiveness of related party loan payable	--	--	2,250	--	--	--	2,250

Stock based compensation for options issued to employees
and directors	--	--	3,253,705	--	--	--	3,253,705

Common stock issued for compensation at $0.75
per share	100,000	100	74,900	--	--	--	75,000

Common stock issued for the acquisition of Axiom
Mexico at $0.25 per share	2,000,000	2,000	498,000	--	--	--	500,000

Related party rent expense	--	--	3,000	--	--	--	3,000

Common stock issued for cash at $0.25 per share	4,324,000	4,324	1,076,676	--	--	--	1,081,000

Offering costs	--	--	(96,850)	--	--	--	(96,850)

Common stock issued for services at $1.95 per share	250,000	250	487,250	--	--	--	487,500

Components of comprehensive loss:
Foreign currency translation	--	--	--	17,945	--	--	17,945
Net loss for the year ended August 31, 2011	--	-	--	--	--	(5,411,267)	(5,411,267)
Total comprehensive loss	--	--	--	--	--	--	(5,393,322)

Balance August 31, 2011 - Forward	31,307,400	$31,307	$5,427,787	$17,945	$(121,862)	$(5,411,267)	$(56,090)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through August 31, 2012

						Deficit
				Accumulated	Deficit	Accumulated	Total
			Additional	Other	Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Equity
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance August 31, 2011 - Forwarded	31,307,400	$31,307	$5,427,787	$17,945	$(121,862)	$(5,411,267)	$(56,090)

Stock based compensation for options issued to employees
and directors	--	--	1,070,337	--	--	--	1,070,337

Common stock issued for compensation at $1.01 per share	150,000	150	151,350	--	--	--	151,500

Common stock issued for cash at $0.25 per share	1,143,616	1,144	284,760	--	--	--	285,904

Common stock issued for accrued compensation and
expenses	212,218,000	212,218	6,154,322	--	--	--	6,366,540

Common stock issued for cash at $0.025 per share	400,000	400	9,600	--	--	--	10,000

Offering costs	--	--	(1,000)	--	--	--	(1,000)

Components of comprehensive loss:
Foreign currency translation	--	--	--	(17,945)	--	--	(17,945)
Net loss for the year ended August 31, 2012	--	--	--	--	--	(8,276,490)	(8,276,490)
Total comprehensive loss	--	--	--	--	--	--	(8,294,435)

Balance August 31, 2012	245,219,016	$245,219	$13,097,156	$--	$(121,862)	$(13,687,757)	$(467,244)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(8,276,490)	$(5,411,267)	$(13,687,757)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	1,221,837	3,853,705	5,075,542
Stock-based finance costs	6,154,322	--	6,154,322
Depreciation expense	2,009	1,928	3,937
Foreign currency loss	60,618	20,340	80,958
Gain on sale of subsidiary	(160,681)	--	(160,681)
Impairment of goodwill	--	525,477	525,477
Related party rent expense	--	3,000	3,000
Changes in assets and liabilities:
Net VAT receivable	(38,974)	(48,777)	(87,751)
Prepaid and other current assets	(3,624)	123	(3,501)
Other	117	(1,371)	(1,254)
Accounts payable and accrued
expenses	486,571	326,900	813,471

Net cash used in operating activities	(554,295)	(729,942)	(1,284,237)

Cash flows from investing activities
Acquisition of equipment	(124)	(7,330)	(7,454)
Cash received in acquisition	--	3,435	3,435

Net cash used in investing
activities	(124)	(3,895)	(4,019)

Cash flows from financing activities
Proceeds from issuance of common stock	295,904	1,081,000	1,376,904
Offering costs	(1,000)	(96,850)	(97,850)
Proceeds (payments) related parties - net	13,158	(31,838)	(18,680)
Proceeds from notes payable	--	30,000	30,000

Net cash provided by financing activities	308,062	982,312	1,290,374

Net increase (decrease) in cash	(246,357)	248,475	2,118

Adjustment for change in exchange rate	5,476	(2,395)	3,081

Cash balance, beginning of periods	246,233	153	153

Cash balance, end of periods	$5,352	$246,233	$5,352

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2012	2011	2012

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$3,435	$3,435
Net VAT receivable	--	9,667	9,667
Prepaid expenses and other current assets	--	1,169	1,169
Security deposit	--	990	990
Furniture and equipment	--	7,476	7,476
Accounts payable and accrued expenses	--	(625)	(625)
Related party payables	--	(47,589)	(47,589)

Net liabilities acquired	$--	$(25,477)	$(25,477)

Sale of investments in Axiom Mexico
Other current assets	$188	$--	$188
Net VAT receivable	97,488	--	97,488
Property and equipment	9,548	--	9,548
Other	844	--	844
Accounts payable and accrued expenses	(157,246)	--	(157,246)
Related party payables	(28,909)	--	(28,909)
Accumulated other comprehensive income	(82,594)	--	(82,594)

Gain on sale of subsidiary	$(160,681)	$--	$(160,681)

Non-cash financing activities:
Forgiveness related party payables	$--	$2,250	$2,250

Common stock issued for accrued compensation
and expenses	$212,218	$--	$212,218

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

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of August 31, 2011 at the period end exchange rate. Income and expense amounts for the periods September 1, 2011 through May 31, 2012 and January 13, 2011 through August 31, 2011 were translated using the average rates during the periods.

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

Income Taxes – The Company accounts for income taxes under the provisions of ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At August 31, 2012, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.  Axiom Minerals is subject to the tax laws of Mexico and its tax year is on a calendar basis.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 3	Summary of Significant Accounting Policies (Continued)

At August 31, 2012, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of August 31, 2012, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Reclassification – Certain amounts in the year ended August 31, 2011 and the period from inception of exploration stage (September 1, 2010) through August 3l, 2012 have been reclassified to conform to the presentation used in the year ended August 31, 2012.

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

Recently Issued Accounting Pronouncements (Continued) - On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 4	Sale of Subsidiary

Effective May 31, 2012, we sold all of the outstanding shares of Axiom Mexico to an unrelated entity for total consideration of $100.  We recognized a gain of $160,681 on the sale.  As a result of the sale, as of May 31, 2012, all the assets and liabilities of Axiom Mexico were no longer reported in the accompanying consolidated balance sheet and the expenses of Axiom Mexico are no longer reported in the accompanying consolidated statement of operations subsequent to May 31, 2012.

Axiom Mexico’s expenses included in the accompanying consolidated statements of operations are as follows:

			Period from
			Inception of
			Exploration State
			September 1,
	For the years ended		2010) through
	August 31,		August 31,
	2012	2011	2012

Expenses
Compensation	$121,421	$145,906	$267,327
General and administrative	56,967	83,709	140,676
Exploration	192,088	159,595	351,683
Impairment of goodwill	--	525,477	525,477

Loss before other expenses	(370,476)	(914,687)	(1,285,163)

Foreign currency loss	(60,618)	(20,340)	(80,958)

Net loss	$(431,094)	$(935,027)	$(1,366,121)

Note 5	Acquisitions

On January 13, 2011, we completed an acquisition of all of the outstanding shares of Axiom Mexico whereby through our wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of  two million (2,000,000) of our common shares.

The operating results of Axiom Mexico from January 13, 2011 to May 31, 2012 are included in the accompanying Consolidated Statements of Operations (see Note 4). The Consolidated Balance Sheet as of August 31, 2011 reflects the acquisition of Axiom Mexico, effective January 13, 2011, the date of the acquisition. The acquisition date fair value of the total consideration transferred was $500,000, which consisted of 2,000,000 shares of Company common stock valued at $0.25 per share.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 5	Acquisitions

The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Axiom Mexico at the acquisition date:

Cash	$3,435
Net VAT receivable	9,667
Other current assets	1,169
Security deposit	990
Furniture and equipment	7,476
Total identifiable assets	22,737
Related party loans payable	(47,589)
Other current liabilities	(625)
Total liabilities assumed	(48,214)
Net identifiable liabilities acquired	(25,477)
Goodwill	525,477

Net assets acquired	$500,000

The Company tested for impairment at the time of the acquisition and determined that the goodwill was impaired and recorded a charge of $525,477.  None of the goodwill is expected to be deductible for income tax purposes.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 5	Acquisitions (Continued)

The amount of net loss of Axiom Mexico included in the Company’s Consolidated Statements of Operations (including goodwill impairment of $525,477) from the acquisition date, January 13, 2011, to the year ending August 31, 2011 are as follows:

		Period from
		Inception of
		Exploration
		Stage
	Year	(September 1,
	Ended	2010) through
	August 31, 2011	August 31, 2011

Net loss	$(935,027)	$(935,027)
Basic and diluted loss per share	$(0.03)

The following supplemental pro forma information presents the consolidated financial results as if the acquisition of Axiom Mexico had occurred September 1, 2010.

		Period from
		Inception of
		Exploration
		Stage
	Year	(September 1,
	Ended	2010) through
	August 31, 2011	August 31, 2011

Net loss	$(5,436,949)	$(5,436,949)
Basic and diluted loss per share	$(0.20)

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 6	Furniture and Equipment

With the sale of Axiom Mexico, we currently have no furniture and equipment.

Furniture and equipment at August 31, 2011 is as follows:

Furniture and equipment	$14,806
Accumulated depreciation	(1,928)
$12,878

Depreciation expense is $2,009 and $1,928 in the years ended August 31, 2012 and 2011.

Note 7	Related Party Transactions

Rent Expense – The Company, through February 2011, utilized minimal office space at the office of a former Director without charge (see Note 12). An amount of $500 per month, the estimated fair value, has been charged as rent expense with an offset to additional paid-in capital.  Related party rent expense amounted to $3,000 in the year ended August 31, 2011.  There is no related party rent expense in the year ended August 31, 2012.

Professional Fees – Legal services are provided by a law firm in which a former Director serves as senior partner (see Note 12). Legal fees and related expenses amounted to approximately $70,000 and $72,000 in the years ended August 31, 2012 and 2011.   There is approximately $52,000 and $1,000 payable as of August 31, 2012 and 2011.

Accounting and tax services are provided by an accounting firm in which our former Chief Financial Officer (“CFO”) provides consulting services (see Note 12). Accounting and tax fees amounted to approximately $70,000 and $67,000 in the years ended August 31, 2012 and 2011.  There is approximately $48,000 payable as of August 31, 2012. There was no payable amount as of August 31, 2011.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 7	Related Party Transactions (Continued)

Consulting services were provided to Axiom Mexico by entities in which a former Director is an owner. There is approximately $-0- and $4,000 in related party payables as of August 31, 2012 and 2011.  Expenses amounted to approximately $41,000 and $51,000 in the years ended August 31, 2012 and 2011.

Consulting services are provided by an entity in which two of our stockholders are owners. There is approximately $-0- and $1,200 in related party payables as of August 31, 2012 and 2011.  Expenses amounted to approximately $7,500 in the year ended August 31, 2011.  There were no expenses in the year ended August 31, 2012.

Other – The Company is obligated to its former Chief Executive Officer for accrued and unpaid compensation and reimbursable expenses as of August 31, 2012 and 2011 in the amount of approximately $152,000 and $25,000 (See Note 12).

The Company is obligated to its current Chief Executive Officer (“CEO”), who is also a stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of August 31, 2012 and 2011 in the amount of approximately $8,000 and $100,000 (See Note 12).

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 212,218,000 shares of common stock at $0.001 per share. The fair value of the stock on that date was $0.03 per share and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

Note 8	Mineral Properties

With the sale of Axiom Mexico, effective May 31, 2012 we currently have no exploration expenditures.

On August 20, 2012, we entered into an option agreement to acquire 13 Fico claims located near Mt. Morrison in the Yukon Territory (the “Fico Claims”) for an aggregate amount of two hundred and fifty thousand Canadian Dollars ($250,000 CAD) as follows: (a) $15,000 CAD payable six months after the signing of the agreement, February 20, 2013; (b) $25,000 CAD payable twelve months after signing, August 20, 2013; (c) $60,000 CAD payable twenty-four months after signing, August 20, 2014; (d) $150,000 CAD payable thirty-six months after signing, August 20, 2015. We agreed to make the minimum work commitments on the Fico Claims as follows: (a) $100,000 CAD each in the first and second year of the agreement; (b) $250,000 CAD in the third year of the agreement. The option agreement is subject to a 2% net smelter return royalty. We may elect to purchase at any time up to the maximum of 1% of the net smelter return royalty in the maximum amount of $500,000 CAD for each 0.5%. We may terminate the option at any time prior to exercise upon thirty day written notice to seller.

Name	Title Number	Size	Location	Valid Date	Registration	Net Smelter Return
Fico 1 through 13	YF39033 through to YF39045	271.7414 Hectares	Mount Morrison, Yukon Territory	26/03/2013	YF39033 Fico 1through YF39045 Fico 13	2%

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 8	Mineral Properties (Continued)

The Company incurred exploration expenses through Axiom Mexico as follows in the year ended August 31, 2012:

	Aurora	Gavilan	Total

Drilling and sampling	$11,625	$--	$11,625
Geological, geochemical, geophysics	99,009	--	99,009
Land costs, taxes, permits	50,649	722	51,371
Travel	19,514	--	19,514
Other	10,569	--	10,569

	$191,366	$722	$192,088

The Company incurred exploration expenses through Axiom Mexico as follows in the year ended August 31, 2011:

	Aurora	Gavilan	Total

Drilling and sampling	$9,899	$--	$9,899
Geological, geochemical, geophysics	48,805	--	48,805
Land costs, taxes, permits	45,546	334	45,880
Travel	4,611	--	4,611
Other	9,537	--	9,537

	$118,398	$334	$118,732

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 9	Notes Payable

In April 2011, the Company borrowed $20,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 8% interest per annum.

On November 9, 2010, the Company borrowed $10,000 from an unrelated party for working capital purposes. The note is unsecured and was due November 9, 2011 with 8% interest per annum.

Interest expense in the years ended August 31, 2102 and 2011 is $2,406 and $1,317.

Note 10	Stockholders’ Deficiency

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 7,000,000 common shares for issuance under our 2010 Stock Option Plan.  In the period ended August 31, 2007, the Company sold 20,000,000 shares of common stock for cash of $500. In the year ended August 31, 2008, the Company sold 4,483,400 shares of its common stock for cash of $112,085. There were no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock split.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Stockholders’ Deficiency (Continued)

Pursuant to a compensation agreement with a former Director, effective October 4, 2011 and 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock, an aggregate of 300,000 shares (see Note 12). The Company recorded share-based compensation of $151,500 and $37,500 in the years ended August 31, 2012 and 2011, the fair values at date of grant.

Pursuant to a compensation agreement with our former CFO, effective October 19, 2010, the Company granted a stock option award for the purchase of 50,000 shares of Company common stock at an exercise price of $0.25 per share, which represents the fair value at date of grant (see Note 12).  The option is immediately exercisable for five years from the date of issuance. The fair value of the option, $10,174, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense over the vesting period.  The expense recorded in the year ended August 31, 2011 was $10,174.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, the Company issued two million (2,000,000) of its common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($0.25 per share) which represents the fair value on that date.

Pursuant to a compensation agreement with our former Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 12). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vests over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the years ended August 31, 2012 and 2011 was $81,870 and $294,866.

Pursuant to a compensation agreement with our Director – Business Development, effective January 20, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 12). The fair value of our common stock at date of grant was $0.70.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vests as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the years ended August 31, 2012 and 2011 was $36,219 and $149,979.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Stockholders’ Deficiency (Continued)

Pursuant to a compensation agreement with our former CEO, effective January 24, 2011, the Company (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 12). The fair value of our common stock at date of grant was $0.75.  The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the years ended August 31, 2012 and 2011 was $844,044 and $2,642,005 (including $75,000 related to the common shares issued).

Pursuant to a compensation agreement with a former Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 12). The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vests over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and is exercisable for ten years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the years ended August 31, 2012 and 2011 was $67,373 and $67,329.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Stockholders’ Deficiency (Continued)

In July 2011, we issued 250,000 shares of common stock for investor relations services (see Note 12).  The shares are valued at $487,500 the fair value at date of grant and is charged to operations as share-based expense in the year ended August 31, 2011.

Pursuant to the compensation agreement with a former director, effective June 17, 2011, we granted a stock option award for the purchase of 100,000 shares of our common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant (see Note 12). The option is fully vested and expires 10 years from date of grant. The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense in the year ended August 31, 2011.

Effective June 17, 2011, we granted our former CFO an option to purchase 100,000 shares of common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant (see Note 12). The option vests over a two year period and expires 10 years from date of grant. The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the years ended August 31, 2012 and 2011 was $40,831 and $49,888.

In December 2011, we received gross proceeds of $285,904 from the sale of 1,143,616 shares of common stock at $0.25 per share to one non-U.S. investor pursuant to Regulation S.

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 212,218,000 shares of common stock at $0.001 per share. The fair value of the stock on that date was $0.03 per share and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

In August 2012, we initiated an offering of up to a total of 12,000,000 shares of common stock and 1,200,000 warrants to purchase shares of common stock (collectively the “Units”).  The Units are being offered at US $0.025 per Unit for an aggregate purchase price of US $300,000.  The warrants are exercisable for a two year period at US $0.035 per share. Costs of the offering are 10% of the gross proceeds received plus warrants equal to 10% of the warrant equity.

In August 2012, we received gross proceeds of $10,000 from the sale of 400,000 Units at $0.025 per Unit which included 400,000 shares of common stock and warrants to purchase 40,000 shares of common stock at $0.035 per share to a non-US accredited investor pursuant to Regulation S.  We incurred offering costs of $1,000 (10% of gross proceeds) plus warrants to purchase 28,571 shares of common stock at $0.035 per share.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Stockholders’ Deficiency (Continued)

The fair value of the warrants, an aggregate of $560, is estimated using the Black-Scholes pricing model using the following assumptions:  dividend yield – 0%; risk-free interest rate - 0.22%; expected life – 2 years; volatility 58.62%, and is included as a charge and addition to additional paid-in capital.

Warrant activity for the year ended August 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	--
Granted/Sold	68,571	$0.035
Outstanding and exercisable at August 31, 2012	68,571	$0.035	2.0 Years	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Stockholders’ Deficiency (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

2011

Dividend Yield	--%
Risk-Free Interest Rate	3.34%
Expected Life	9.75Years
Expected Volatility	111.55%

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of August 31, 2012, 6,700,000 shares of common stock are available for issuance under the plan.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Stockholders’ Deficiency (Continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the period.

	For the Year Ended
	August 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	6,950,000	$0.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	(6,650,000)	$0.25
Exercised	--	--
Outstanding at August 31, 2012	300,000	$0.25	3.64 Years	$--

Exercisable at August 31, 2012	300,000	$0.25	3.64 Years	$--

	For the Year Ended
	August 31, 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	--
Granted/Sold	6,950,000	$0.25
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2011	6,950,000	$0.25	9.16Years	$5,212,500

Exercisable at August 31, 2011	2,883,333	$0.25	9.07 Years	$2,162,500

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 10	Stockholders’ Deficiency (Continued)

The weighted-average grant-date fair value of options granted during the year ended August 31, 2011 was $0.71.  No options were granted during the year ended August 31, 2012.  No options were exercised during the years ending August 31, 2012 and 2011.

Summary of non-vested options as of and for the year ended August 31, 2012 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Non-vested at beginning of period	4,066,667	$0.71
Granted	--	$--
Vested	(1,750,000)	$0.70
Forfeited	(2,316,667)	$0.72
Non-vested at August 31, 2012	--	$--

Total stock-based compensation for the year ended August 31, 2012 and 2011 is as follows:

	Years Ended
	August 31
	2012	2011

Employees/Directors	$1,221,837	$3,366,205
Non-Employees/Directors	--	487,500

Totals	$1,221,837	$3,853,705

Note 11	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	August 31,
	2012	2011

Deferred tax assets:
Pre-operating costs	$197,576	$289,994
Equity-based payments	71,872	1,487,530
Net operating loss carryforward	268,652	148,482
Valuation allowance	(538,100)	(1,926,006)

Net deferred tax assets	$--	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 11	Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended August 31, 2012 and 2011 as follows:

	Years Ended
	August 31,
	2012	2011

U.S. statutory rate	(34%)	(34%)
State income tax – net of federal benefit	(5%)	(5%)
Change in valuation allowance	39%	39%

Effective Rate	--	--

At August 31, 2012, the Company had approximately $511,856 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs are being amortized in the 180 month period beginning June 1, 2011, the commencement of exploration operations. No tax benefit has been reported in the August 31, 2012 and 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance (decreased) increased by approximately $(1,388,000) and $1,878,000 in the years ended August 31, 2012 and 2011, respectively.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 11	Income Taxes (Continued)

Axiom Mexico is subject to the following Mexican taxes:

a.	Income tax is incurred at the rate of 30%.

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

Note 12	Commitments

Compensation Agreements

On October 4, 2010, we appointed Steven A. Sanders to the Board of Directors and as Chief Executive Officer (see below). Pursuant to the agreement, Mr. Sanders is to receive a stock award in the amount of 450,000 shares of Company common stock as compensation for serving as a director. 150,000 shares will be earned upon the start of each year for which he serves as a director.  The initial term of the agreement is three years. With the appointment of Mr. Quiroz (see below) Mr. Sanders resigned as Chief Executive Officer.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 12	Commitments (Continued)

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

Effective January 13, 2011, we appointed Francisco Quiroz as our new Chief Executive Officer and Director (see below).  With the appointment of Dr. John Larson (see below) Mr. Quiroz resigned as Chief Executive Officer and assumed the title of Vice President – Exploration. Pursuant to his employment agreement, Mr. Quiroz will be compensated at the rate of $166,800 per annum effective as of January 13, 2011 for an initial term of three years and was granted stock options to purchase 600,000 shares of Company common stock at an exercise price of $0.25 per share.  The options vest semi-annually over a 2 year period and expire 10 years from the date of grant. In addition to other customary benefits, Mr. Quiroz will be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

On January 14, 2011 we entered into an agreement with Robert Knight pursuant to which in return for serving as Director – Business Development (a non-executive position) (see below), Mr. Knight will receive $7,500 per month and options to purchase 300,000 shares of Company common stock exercisable at $0.25 per share. The options vest over a one year period and expire 5 years from the date of the grant. The initial term of the agreement is for a one year period. Currently, the agreement remains in effect with the same terms on a month to month basis.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 12	Commitments (Continued)

On January 24, 2011, we appointed Dr. John Larson as our new Chief Executive Officer and Director (see below). Pursuant to his employment agreement, Dr. Larson will be compensated at the rate of $180,000 per annum effective as of January 15, 2011.  In addition to other customary benefits, he is also entitled to receive quarterly medical insurance reimbursements of $5,000.  Dr. Larson was granted stock options to purchase 5,500,000 shares at an exercise price of $0.25 per share.  The options vest over a 3 year period and expire 10 years from the date of grant.  Dr. Larson also received a signing bonus of 100,000 shares of common stock of the Company. Dr. Larson will also be entitled to bonuses consisting of stock awards based on mineral discoveries, as defined in the agreement.

On January 26, 2011 we entered into an agreement with Nivaldo Rojas pursuant to which in return for serving as a Director, Mr. Rojas will receive $1,000 per month and options to purchase 300,000 shares of our common stock exercisable at $0.25 per share (see below). The options vest over a three year period and expire 10 years from the date of the grant. Additionally, the Company entered into a Finder’s Fee Agreement with an entity in which Mr. Rojas is an owner whereby the Company will pay the entity fees, as defined in the agreement, for (i) finding suitable properties to acquire and (ii) gold discovered on such properties.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 12	Commitments (Continued)

Effective May 18, 2012, the Company appointed Mr. Robert Knight CEO, CFO, Secretary and a Director and Dr. Larson resigned as CEO and Director of the Company, Mr. Lamendola resigned as CFO of the Company, Mr. Quiroz resigned as Vice President-Exploration and Director and Mr. Sanders, Mr. Rojas and Mr. Friedrich resigned as Directors of the Company. As a result of the resignations, non-vested options to purchase 2,316,667 shares of Company common stock were immediately forfeited and the exercise date of vested options to purchase 4,333,333 shares of Company common stock was accelerated to three months after the date of resignation (August 18, 2012) per the terms of the option agreements. None of these options were exercised.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 12	Commitments (Continued)

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

Lease Agreements
In February 2011, we entered into a one year lease for administrative office space in Oro Valley, Arizona. The lease is effective March 1, 2011 at a cost of $900 per month. Currently, we lease the facility on a month to month basis at a cost of $150 per month.

Axiom Mexico leases office facilities on an annual basis. The annual rent for the period from August 2011 through July 2012 is 112,800 Mexican Pesos (US $8,400).

Rent expense for the years ended August 31, 2012 and 2011 amounted to $13,000 and $15,000, respectively.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 12	Commitments (Continued)

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

Note 13	Subsequent Events

In September 2012, we received gross proceeds of $33,750 from the sale of 1,350,000 Units at $0.025 per Unit to three non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $3,375 (10% of gross proceeds) plus warrants to purchase 96,429 shares of common stock at $0.035 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of Robert Knight, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Knight concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	Only one director;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Management's annual report on internal control over financial reporting

Robert Knight, our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of August 31, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

•We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.

•We do not maintain appropriate cash controls – Due to our very limited staff, including accounting personnel, we lack a proper segregation of functions, duties and responsibilities with respect to our cash process.

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

The name, address, age and position of our present officers and director is set forth below:

Name	Age	Position
Robert Knight	55	Chief Executive Officer, Chief Financial Officer, Director

Robert Knight:
President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Knight has served as Chief Executive Officer, Chief Financial Officer and Director since May 2012.  Since September 1994, Mr. Knight has been the President of Knight Financial Ltd., where he has organized and participated in many corporate finance transactions.  Mr. Knight served as an officer and director of Mexoro Minerals from December 4, 2005 to April 2008 (OTC-BB: MXOM.OB), a reporting company in the United States whose shares are quoted on the OTC Bulletin Board. He was also the president of VECTr Systems Inc. until April 2008. VECTR Systems Inc. (OTC-BB: VECT.OB) was a reporting company in the United States whose shares were quoted on the OTC Bulletin Board.    Mr. Knight was awarded an MBA degree from Edinburgh School of Business, Herriot-Watt University in December 1998.
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

Corporate Governance.

Director Independence.  We have no independent members on our Board of Directors as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ending August 31, 2012 and 2011.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year Ended August 31	Salary $		Bonus $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
John E.
Larson, CEO	2012	127,500		0	0	844,044	0	0	0	971,544
Principal	2011	112,500		0	75,000	2,567,005	0	0	0	2,754,505
Executive
Officer (2)
Francisco Quiroz, CEO, VP Exploration (3)	2012 2011	118,150 104,250		0 0	0 0	81,870 294,866	0 0	0 0	0 0	200,020 399,116
Frank
Lamendola	2012	69,850	(5)	0	0	40,831	00	0	0	110,681
Principal	2011	67,080	(5)	0	0	60,062	00	0	0	127,142
Accounting
Officer (4)
Robert Knight President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director (6)	2012 2011	90,000 82,500		0 0	6,154,322 0	36,219 149,979	0 0	0 0	0 0	6,280,541 232,479

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic No. 718. Pursuant to SEC Rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Dr. Larson was appointed CEO January 24, 2011 and resigned May 18, 2012

(3)	Mr. Quiroz was appointed CEO effective January 13, 2011 and resigned January 24, 2011. Mr. Quiroz resigned as VP Exploration May 18, 2012

(4)	Mr. Lamendola was appointed CFO effective October 18, 2010 and resigned May 18, 2012

(5)	Represents $69,850 and $67,080 of fees paid pursuant to a consulting agreement entered into with an entity affiliated with Mr. Lamendola

(6)	Mr. Knight was appointed President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director effective May 18, 2012.

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. During the year ended August 31, 2011, options to purchase 6,950,000 shares of common stock were granted under the plan and during the year ended August 31, 2012, 6,650,000 options were subsequently terminated under the plan.

As of August 31, 2012 and 2011, there are no other stock option plans, stock appreciation rights, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Grants of Plan Based Awards
				Closing
		Number of	Exercise	Market	Grant Date
		Securities	Price of	Price on	Fair Value of
		Underlying	Options	Date of	Stock Options
Name	Grant Date	Option #	Awards (#/Sh)	Grant	Awards

Robert Knight	01/13/2011	300,000	$0.25	$0.70	$186,198
John E. Larson	01/24/2011	5,500,000	$0.25	$0.75	$3,977,771
Francisco Quiroz	01/13/2011	600,000	$0.25	$0.67	$386,632
Frank Lamendola	10/18/2010	50,000	$0.25	$0.25	$10,174
	6/17/2011	100,000	$0.25	$1.18	$114,464

Outstanding Equity Awards at Fiscal Year-end

As of the year ended August 31, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Equity
Incentive
Plan
			Equity					Awards
			Incentive					Number	Value
	Number		Plan					Of	Of
	of		Awards			Number		Unearned	Unearned
	Securities		Number			of	Market	Shares,	Shares,
	Underlying		of			Shares of	Value of	Units or	Units or
	Unexercised		Securities			Units of	Shares	Other	Other
	Options		Underlying	Option	Option	Stock	Or Units	Rights	Rights
	#	#	Unexercised	Exercise	Expiration	Not	Not	Not	Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested

Robert Knight	300,000	-	-	.25	1/20/16	-	-	-	-

Compensation of Directors

The following table sets forth information concerning the compensation paid to each of our non-employee directors during the fiscal year ended August 31, 2012:

	Fee			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Or Paid	Stock	Options	Plan	Compensation	All Other
Name	In Cash	Awards	Awards	Compensation	Earnings	Compensation		Total
	($)	($) (1)	($) (1)	($)	($)	($)		($)

Steven A. Sanders	0	151,500	0	0	0	0		151,500
Nivaldo Rojas	9,000	0	67,373	0	0	41,000	(2)	117,373
Roman Friedrich, III	9,000	0	0	0	0	0		9,000

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic No. 718. Pursuant to SEC Rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Represents $41,000 of fees paid pursuant to a consulting agreement entered into with an entity affiliated with Mr. Rojas

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

Effective May 18, 2012, the Company appointed Mr. Robert Knight CEO, CFO, Secretary and a Director and Dr. Larson resigned as CEO and Director of the Company, Mr. Lamendola resigned as CFO of the Company, Mr. Quiroz resigned as Vice President-Exploration and Director and Mr. Sanders, Mr. Rojas and Mr. Friedrich resigned as Directors of the Company. As a result of the resignations, non-vested options to purchase 2,316,667 shares of Company common stock were immediately forfeited and the exercise date of vested options to purchase 4,333,333 shares of Company common stock was accelerated to three months after the date of resignation (August 18, 2012) per the terms of the option agreements.  None of these options were exercised.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2012, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class
Common Stock:	Robert Knight(1)	222,195,650 Shares	90.6%
Common Stock	All directors and named executive officers as a group	222,195,650 Shares	90.6%

(1)	Robert Knight is our Chief Executive Officer, President and a director.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Steven Sanders, one of our former directors, is a partner at Sanders Ortoli Vaughn-Flam Rosenstadt LLP, a law firm that we have engaged since September 2010 to provide us with legal advice. Legal fees and related expenses amounted to approximately $70,000 in the year ended August 31, 2012.   There was approximately 52,000 payable as of August 31, 2012.

Accounting and tax services are provided by an accounting firm in which our former Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to approximately $70,000 in the year ended August 31, 2012. There was approximately $48,000 payable as of August 31, 2012.

Consulting services are provided by an entity in which one of our former Directors is an owner. There is approximately $41,000 in expense for the year ended August 31, 2012 and no amount payable as of August 31, 2012.

We are obligated to our current CEO, who is also a stockholder, for accrued and unpaid compensation and reimbursable expenses as of August 31, 2012 in the amount of approximately $8,000.

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 212,218,000 shares of common stock at $0.001 per share. The fair value of the stock on that date was $0.03 per share, and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

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

Director Independence

Our Director is not independent as that term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.   Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$55,750	Meyler & Company LLC

2011	$70,000	Meyler & Company LLC

Audit-Related Fees. For the fiscal year ended August 31, 2012 and 2011, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended August 31, 2012 and 2011, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM GOLD AND SILVER CORP.

By:	/s/ Robert Knight
Robert Knight December 12, 2012
President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert Knight
December 12, 2012
Robert Knight
Its: President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director