Form 10-Q
period 2012-11-30
Axiom Gold & Silver Corp
filed 2013-01-14
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Gold and Silver Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of January 14, 2013, there were 248,219,016 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Gold and Silver Corp. (“Axiom Gold and Silver”) as of November 30, 2012, and for the three months ended November 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Axiom Gold and Silver’s Form 10-K filing with the SEC for the year ended August 31, 2012.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-2	Consolidated Balance Sheets as of November 30, 2012 (unaudited) and August 31, 2012.

F-3
Consolidated Statements of Operations for the three months ended November 30, 2012 and 2011 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2012 (unaudited).

F-4
Consolidated Statements of Comprehensive Loss for the three months ended November 30, 2012 and 2011 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2012 (unaudited).

F-5	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2012 (unaudited).

F-7
Consolidated Statements of Cash Flows for the three months ended November 30, 2012 and 2011 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2012 (unaudited).

F-9	Notes to Consolidated Financial Statements (unaudited).

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Balance Sheets

	November 30,	August 31,
	2012	2012
	(Unaudited)

ASSETS

Current assets
Cash	$325	$5,352
Prepaid and other current assets	--	4,482

Total current assets	325	9,834

Other	1,400	1,400

Total assets	$1,725	$11,234

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$471,706	$448,478
Notes payable	30,000	30,000

Total liabilities	501,706	478,478

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 246,569,016 and 245,219,016 shares
issued and outstanding at November 30, 2012
and August 31, 2012, respectively	246,569	245,219
Additional paid-in capital	13,126,181	13,097,156
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(13,750,869)	(13,687,757)

Total stockholders’ deficiency	(499,981)	(467,244)

Total liabilities and stockholders’ deficiency	$1,725	$11,234

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2012	2011	2012

Expenses
Compensation	$22,500	$792,653	$5,290,369
General and administrative	40,014	153,892	1,504,420
Exploration	--	50,518	351,683
Impairment of goodwill	--	--	525,477

Loss before other income (expenses)	(62,514)	(997,063)	(7,671,949)

Other income (expenses)
Interest expense	(598)	(598)	(4,321)
Foreign currency loss	--	(60,221)	(80,958)
Gain on sale of subsidiary	--	--	160,681
Finance costs, share-based	--	--	(6,154,322)

Net other income (expenses)	(598)	(60,819)	(6,078,920)

Net loss	$(63,112)	$(1,057,882)	$(13,750,869)

Basic and diluted loss per share	$--	$(0.03)

Weighted average number of common
shares outstanding – basic and diluted	246,264,071	31,307,400

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2012	2011	2012

Net loss	$(63,112)	$(1,057,882)	$(13,750,869)

Other comprehensive income (loss)
Foreign currency translation adjustments	--	57,530	--

Comprehensive loss	$(63,112)	$(1,000,352)	$(13,750,869)

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2012
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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2012
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders’
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance August 31, 2011 - Forwarded	31,307,400	$31,307	$5,427,787	$17,945	$(121,862)	$(5,411,267)	$(56,090)

Stock based compensation for options issued to employees
and directors	--	--	1,070,337	--	--	--	1,070,337

Common stock issued for compensation at $1.01 per share	150,000	150	151,350	--	--	--	151,500

Common stock issued for cash at $0.25 per share	1,143,616	1,144	284,760	--	--	--	285,904

Common stock issued for accrued compensation and
expenses	212,218,000	212,218	6,154,322	--	--	--	6,366,540

Common stock issued for cash at $0.025 per share	400,000	400	9,600	--	--	--	10,000

Offering costs	--	--	(1,000)	--	--	--	(1,000)

Foreign currency translation	--	--	--	(17,945)	--	--	(17,945)

Net loss for the year ended August 31, 2012	--	--	--	--	--	(8,276,490)	(8,276,490)

Balance August 31, 2012	245,219,016	245,219	13,097,156	--	(121,862)	(13,687,757)	(467,244)

Common stock issued for cash at $0.025 per share	1,350,000	1,350	32,400	--	--	--	33,750

Offering costs	`--	--	(3,375)	--	--	--	(3,375)

Net loss for the three months ended November 30, 2012	--	--	--	--	--	(63,112)	(63,112)

Balance - November 30, 2012 (Unaudited)	246,569,016	$246,569	$13,126,181	$--	$(121,862)	$(13,750,869)	$(499,981)

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(63,112)	$(1,057,882)	$(13,750,869)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	--	649,357	5,075,542
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	704	3,937
Foreign currency loss	--	60,221	80,958
Impairment of goodwill	--	--	525,477
Related party rent expense	--	--	3,000
Gain on sale of subsidiary	--	--	(160,681)
Changes in assets and liabilities:
Net VAT receivable	--	(9,590)	(87,751)
Prepaid expenses and other current assets	4,482	(12,677)	981
Other	--	104	(1,254)
Accounts payable and accrued expenses	23,228	121,651	836,699

Net cash used in operating activities	(35,402)	(248,112)	(1,319,639)

Cash flows from investing activities
Acquisition of equipment	--	(114)	(7,454)
Cash received in acquisition	--	--	3,435

Net cash used in investing activities	--	(114)	(4,019)

Cash flows from financing activities
Proceeds from issuance of common stock	33,750	--	1,410,654
Offering costs	(3,375)	--	(101,225)
Proceeds (payments) related parties - net	--	13,028	(18,680)
Proceeds from notes payable	--	--	30,000

Net cash provided by financing activities	30,375	13,028	1,320,749

Net decrease in cash	(5,027)	(235,198)	(2,909)

Adjustment for change in exchange rate	--	(1,403)	3,081

Cash balance, beginning of periods	5,352	246,233	153

Cash balance, end of periods	$325	$9,632	$325

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2012	2011	2012

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$--	$3,435
Net VAT receivable	--	--	9,667
Prepaid expenses and other current assets	--	--	1,169
Security deposit	--	--	990
Furniture and equipment	--	--	7,476
Accounts payable and accrued expenses	--	--	(625)
Related party payables	--	--	(47,589)

Net liabilities acquired	$--	$--	$(25,477)

Sale of investments in Axiom Mexico
Other current assets	$--	$--	$188
Net VAT receivable	--	--	97,488
Property and equipment	--	--	9,548
Other	--	--	844
Accounts payable and accrued expenses	--	--	(157,246)
Related party payables	--	--	(28,909)
Accumulated other comprehensive income	--	--	(82,594)

Gain on sale of subsidiary	$-	$--	$(160,681)

Non-cash financing activities:
Forgiveness related party payables	$--	$2,250	$2,250

Common stock issued for accrued compensation
and expenses	$--	$--	$212,218

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

Effective May 31, 2012, the Company sold all the outstanding shares of Axiom Mexico to an unrelated entity for total consideration of $100.  The Company recognized a gain of $160,681 on the sale.  As a result of the sale, effective that date, all the assets and liabilities of Axiom Mexico were no longer reported in the consolidated balance sheet.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation (Continued)

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of November 30, 2012 and the consolidated results of operations, comprehensive loss and cash flows for the three months ended November 30, 2012 and 2011 and the period from inception of exploration stage (September 1, 2010) through November 30, 2012. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2012.

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

Other significant accounting policies are set forth in note 3 of the audited consolidated financial statements included in the Company’s 2012 annual report on Form 10-K

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned Mexican subsidiary, Axiom Minerals de Mexico, S.A. de C.V. effective as of the date of its acquisition January 13, 2011 through the date of its disposition, May 31, 2012.  All intercompany balances and transactions have been eliminated in consolidation.

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
The adoption of ASU 2011-04 did not have a material effect on the financial position, results of operations, comprehensive loss or cash flows of the Company.

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
The Company adopted ASU 2011-05 in this quarter and included two separate but consecutive statements.

In December 2010, the FASB issued ASC Update No. 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective prospectively for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2010-28 did not have a material impact on the financial position, results of operations, comprehensive loss or cash flows of the Company.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4	Related Party Transactions

Professional Fees – Legal services are provided by a law firm in which a former Director serves as senior partner. The Director resigned effective May 18, 2012 and is no longer considered a related party.  Legal fees and related expenses incurred to such entity amounted to approximately $17,000 in the three months ended November 30, 2011.

Accounting and tax services are provided by an accounting firm in which our former Chief Financial Officer (“CFO”) provides consulting services. The CFO resigned effective May 18, 2012 and is no longer considered a related party.  Accounting and tax fees incurred to such entity amounted to approximately $20,000 in the three months ended November 30, 2011.

Consulting services are provided by an entity in which a former Director is an owner. The Director resigned effective May 18, 2012 and is no longer considered a related party.  There is approximately $31,000 in expense incurred to such entity in the three months ended November 30, 2011.

Other – The Company is obligated to its former Chief Executive Officer (“CEO”) for accrued and unpaid compensation and reimbursable expenses as of November 30, 2012 in the amount of approximately $157,000 (see Note 10). The CEO resigned effective May 18, 2012 and is no longer considered a related party.

The Company is obligated to its current CEO, who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of November 30, 2012 and August 31, 2012 in the amounts of approximately $28,000 and $8,000, respectively (See Note 9).

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5	Mineral Properties

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

The Company incurred exploration expenses through two Axiom Mexico projects as follows in the three months ended November 30, 2011:

	Aurora	Gavilan	Total

Drilling and sampling	$5,691	$--	$5,691
Geological, geochemical, geophysics	29,411	--	29,411
Land costs, taxes, permits	273	278	551
Travel	8,094	--	8,094
Other	6,771	--	6,771

	$50,240	$278	$50,518

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6	Notes Payable

In April 2011, the Company borrowed $20,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 8% interest per annum.

On November 9, 2010, the Company borrowed $10,000 from an unrelated party for working capital purposes. The note is unsecured and was due November 9, 2011 with 8% interest per annum.

Interest expense in the three months ended November 30, 2012 and 2011 is $598 and $598, respectively.

Note 7	Stockholders’ Deficiency

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

Pursuant to a compensation agreement with a former Director, effective October 4, 2011 and 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock, an aggregate of 300,000 shares.  The Company recorded share-based compensation of $151,500 in the three months ended November 30, 2011, the fair value at date of grant.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, the Company issued two million (2,000,000) of its common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($0.25 per share) which represents the fair value on that date.

Pursuant to a compensation agreement with our former Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share.  The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vested over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and was exercisable for ten years from the date of issuance. The option was forfeited upon the officer’s resignation effective May 18, 2012. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2011 was $40,178.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Pursuant to a compensation agreement with our Director – Business Development (current CEO), effective January 20, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 9). The fair value of our common stock at date of grant was $0.70.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vested as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2011 was $23,211.

Pursuant to a compensation agreement with our former CEO, effective January 24, 2011, the Company (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.75.  The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vested over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and was exercisable for ten years from the date of issuance. The option was forfeited upon the officer’s resignation effective May 18, 2012.  The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2011 was $405,510.

Pursuant to a compensation agreement with a former Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vested over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and was exercisable for ten years from the date of issuance. The option was forfeited upon the director’s resignation effective May 18, 2012. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2011 was $14,722.

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

In June and July 2011, we sold 2,394,000 shares of common stock at $0.25 per share for gross proceeds of $598,500 to six non-US accredited investors pursuant to Regulations S and three US accredited investors pursuant to Regulation D. In addition, we incurred offering costs of $94,350 (10% of gross proceeds) on all sales pursuant to Regulation S.

In July 2011, we issued 250,000 shares of common stock for investor relations services.  The shares were valued at $487,500, the fair value at date of grant, and such amount was charged to operations as share-based expense at that date.

Pursuant to the compensation agreement with a former director, effective June 17, 2011, we granted a stock option award for the purchase of 100,000 shares of our common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant. The option was fully vested and expired 10 years from date of grant. The option was forfeited upon the director’s resignation effective May 18, 2012.  The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option was charged to operations as share-based expense on the date of the grant.

Effective June 17, 2011, we granted our former CFO an option to purchase 100,000 shares of common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant.  The option vested over a two year period and expired 10 years from date of grant. The option was forfeited upon the officer’s resignation effective May 18, 2012.  The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2011 was $14,236.

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

In August 2012, we initiated an offering of up to a total of 12,000,000 shares of common stock and 1,200,000 warrants to purchase shares of common stock (collectively the “Units”).  The Units are being offered at US $0.025 per Unit for an aggregate purchase price of US $300,000.  The warrants are exercisable for a two year period at US $0.035 per share. Offering costs are 10% of the gross proceeds received plus warrants equal to 10% of the warrant equity for sales to non-US investors pursuant to Regulation S. There are no offering costs for sales to US investors pursuant to Regulation D.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

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

In September 2012, we received gross proceeds of $33,750 from the sale of 1,350,000 Units at $0.025 per Unit which included 1,350,000 shares of common stock and warrants to purchase 135,000 shares of common stock at $0.035 per share to three non-US accredited investors pursuant to Regulation S.  We incurred officering costs of $3,375 plus warrants to purchase 96,429 shares of common stock at $0.035 per share

Warrant activity for the three months ended November 30, 2012 and the year ended August 31, 2012 is as follows:

	November 30, 2012
	(Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	68,571	$0.035
Granted/Sold	231,429	$0.035
Outstanding and exercisable at
November 30, 2012	300,000	$0.035	1.79 Years	$--

	August 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	--
Granted/Sold	68,571	$0.035
Outstanding and exercisable at
August 31, 2012	68,571	$0.035	2.0 Years	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The fair value of the warrants, an aggregate $1,848 for the three months ended November 30, 2012 and $560 for the year ended August 31, 2012, is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

	Year Ended August 31,	Three Months Ended November 30,
	2012	2012	2011

Dividend Yield	--%	--%	--
Risk-Free Interest Rate	0.22%	0.27%	--
Expected Life	2.0 Years	2.0 Years	--
Expected Volatility	58.62%	57.49%	--

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of November 30, 2012, 6,700,000 shares of common stock are available for issuance under the plan.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the periods.

	For the Three Months Ended
	November 30, 2012 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	300,000	$0.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at November 30, 2012	300,000	$0.25	3.14 Years	$--

Exercisable at November 30, 2012	300,000	$0.25	3.14 Years	$--

	For the Year Ended
	August 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	$--
Granted/Sold	6,950,000	0.25
Expired/Cancelled	--	--
Forfeited	(6,650,000)	0.25
Exercised	--	--
Outstanding at August 31, 2012	300,000	$0.25	3.64 Years	$--

Exercisable at August 31, 2012	300,000	$0.25	3.64 Years	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	November 30,	August 31,
	2012	2012
	(Unaudited)
Deferred tax assets:
Pre-operating costs	$193,984	$197,576
Equity-based payments	71,872	71,872
Net operating loss carryforward	296,348	268,652
Valuation allowance	(562,204)	(538,100)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three months ended November 30, 2012 and 2011 due to changes in the valuation allowance.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased (decreased) by approximately $24,000 and $(1,388,000) in the three months ended November 30, 2012 and the year ended August 31, 2012, respectively.

Note 9	Commitments

Compensation Agreements

On January 14, 2011 we entered into an agreement with Robert Knight pursuant to which in return for serving as Director – Business Development (a non-executive position), Mr. Knight received $7,500 per month and options to purchase 300,000 shares of our common stock exercisable at $0.25 per share. The options vested over a one year period and expire 5 years from the date of the grant. The initial term of the agreement was for a one year period.  On May 18, 2012, upon the resignations of certain officers and directors, the Company appointed Mr. Knight, CEO, CFO, Secretary and a Director. Compensation remains at $7,500 per month on a month to month basis.

Pursuant to the compensation agreement, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify the officer and director to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of his services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Commitments (Continued)

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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 9	Commitments (Continued)

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

Lease Agreements
In February 2011, we entered into a one year lease for administrative office space in Oro Valley, Arizona. The lease is effective March 1, 2011 at a cost of $900 per month.  Currently we lease the facility on a month to month basis at a cost of $150 per month.

Rent expense for the three months ended November 30, 2012 amounted to $500 and for the three months ended November 30, 2011 (including Axiom Mexico) amounted to $5,000.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Subsequent Events

In December 2012, we received gross proceeds of $10,000 from the sale of 400,000 Units at $0.025 per Unit to one US accredited investor pursuant to Regulation D.

On December 14, 2012, the Company and its former CEO entered into a mutual release agreement.  Per the agreement, among other customary terms, the Company settled outstanding liabilities owed the former CEO in the amount of $157,500 through the issuance of 1,250,000 shares of common stock and a $25,000 promissory note bearing interest at 7% per annum.

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

Overview

The Company was incorporated in the State of Nevada on February 13, 2007. The Company was in the development stage of its business through fiscal 2010 when it abandoned its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. Effective fiscal 2011, we changed our planned business activities to the exploration and development of precious metal properties.  As part of our business strategy, we acquired another business, Axiom de Mexico S.A. de C.V. (“Axiom Mexico”). On May 31, 2012, we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.  In August 2012, we entered into an option agreement to acquire additional mineral properties and plan to explore those properties in 2013.  Our plan of operation is forward looking, and we may not be successful in our operations.

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

Our Current Strategy:

We changed the focus of our Company to the exploration and development of precious metal properties.  On January 13, 2011, we completed our acquisition of all of the outstanding shares of Axiom Mexico whereby through our wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of two million (2,000,000) of our common shares.  The surviving company was Axiom de Mexico S.A. de C.V., which is a wholly owned Mexican corporation that has options on two mineral concessions in Sonora State, Mexico.  On May 31, 2012, we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.  In August 2012, we entered into an option agreement to acquire the 13 Fico claims in the Yukon Territory of Canada.

We may not be able to acquire additional mining properties, or have success in exploring and developing the ones we have an option to acquire.   We also may attempt to acquire or merge with an existing mineral exploration or mining company but we have not concluded any negotiations to acquire such a company, and we may never acquire such a company.

Plan of Operations

Our business plan is to proceed with the exploration of our mineral properties to determine whether they contain commercially exploitable reserves of gold, silver or other metals.

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

If we are not able to negotiate suitable terms to raise capital, then we may have to suspend or cease operations. As of the filing date of this report we have raised $1,432,014 from the sale of equity but have not secured any additional financing.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

Name	Title Number	Size	Location	Net Smelter Return

Fico 1 through 13	YF39045 through to YF39033	271.7414 Hectares	Mount Morrison, Yukon Territory	2%

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

The Fico claims are located near Mount Morrison, Yukon Territory, Canada.  There are several key points for the acquisition of these claims:

•           New discovery area
•           Collapsed volcanic remnant (60 km  by 100 km area)
•           Strongest group of Au anomalies in the Yukon
•           Strongest principal-component analysis anomaly of stream sediments in the Yukon
•           Au geochemical profile is likely attenuated due to intense weathering
•           NW-SE structural trends similar to the adjacent Dawson Range White Gold District
•           South Yukon >99th percentile Au anomalies
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

If we are not able to negotiate suitable terms to raise capital to fund our exploration program, then we may have to suspend or cease operations. As of the filing date of this report, we have raised $1,432,014 from the sale of equity but have not secured any additional financing.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

Employees

We currently have one employee, our President, working for us.  All mineral exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our properties into production, such operations may also be contracted out to third parties.  We rely on members of management to handle all matters related to business development and business operations.

For the three months ended November 30, 2012, as compared to the three months ended November 30, 2011.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the three months ended November 30, 2012, our total operating expenses was $62,514, as compared to total operating expenses of $997,063 for the three months ended November 30, 2011. Our total operating expenses consist primarily of legal expenses, accounting expenses and stock based compensation related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the three months ended November 30, 2012, our net loss was $63,112, as compared to the three months ended November 30, 2011, in which our net loss was $1,057,882.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $325 as of November 30, 2012 and total assets of $1,725 as of that date. As of August 31, 2012, we had cash of $5,352 and total assets of $11,234. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  In the three months ended November 30, 2012, we received $33,750 in financing from three investors.  Subsequently, we received $10,000 from another investor. Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of November 30, 2012, our total liabilities were $501,706 comprised of $471,706 in accounts payable and accrued expenses (including, $28,000 owed to our CEO/President, for accrued compensation and expenses) and $30,000 in notes payable to non-affiliates. As of August 31, 2012, our total liabilities were $478,478 of which $448,478 was accounts payable and accrued expenses (including $8,000 owed to our CEO/President for accrued compensation and expenses) and $30,000 in notes payable to non-affiliates.

As of November 30, 2012 and August 31, 2012, we had two outstanding promissory notes in the amount of $10,000 (due November 9, 2011) and $20,000 (on demand) accruing interest at 8%.  We have not repaid either of the loans and no demand for payment has been made to date.  The notes are from unrelated parties and are unsecured.

At inception, we sold 20,000,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 4,483,400 shares of common stock through our public offering for proceeds of $112,085. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. For the year ended August 31, 2011, we sold 4,324,000 shares of common stock through our public offering for gross proceeds of $1,081,000.  We recorded $96,850 of costs related to the offering.  For the year ended August 31, 2012, we sold 400,000 shares of common stock through a new offering for gross proceeds of $10,000 and incurred offering costs of $1,000.   Additionally, in December 2011, we raised $285,904 from an investor.  We issued 1,143,616 common shares for this investment at $0.25 per share. In fiscal 2013 to date we have sold 1,750,000 shares of common stock for gross proceeds of $43,750 and incurred offering costs of $3,375. We used the proceeds from these sales for general working capital to pay the costs of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of Robert Knight, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Knight concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	Only one director who is not independent;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2012, we received gross proceeds of $33,750 from the sale of 1,350,000 Units at $0.025 per Unit which included 1,350,000 shares of common stock and warrants to purchase 135,000 shares of common stock at $0.035 per share to three non-US accredited investors pursuant to Regulation S.  We incurred officering costs of $3,375 plus warrants to purchase 96,429 shares of common stock at $0.035 per share.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on January 14, 2013, thereunto duly authorized.

Axiom Gold and Silver Corp.

By: /s/ Robert Knight
Robert Knight
Its: President, Chief Executive Officer, Director (Principal Executive Officer).

By: /s/ Robert Knight
Robert Knight
Its: Chief Financial Officer