Form 10-Q
period 2013-05-31
Axiom Gold & Silver Corp
filed 2013-07-19
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Gold and Silver Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 E. Innovation Park Dr. Oro Valley, AZ 85755
(Address of principal executive offices)

(303) 872-7814
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). xYes ☐ No

As of July 12, 2013, there were 247,819,016 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Gold and Silver Corp. (“Axiom”) as of May 31, 2013, and for the three and nine months ended May 31, 2013 and May 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Axiom’s Form 10-K filing with the SEC for the year ended August 31, 2012.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-2	Consolidated Balance Sheets as of May 31, 2013 (unaudited) and August 31, 2012.

F-3
Consolidated Statements of Operations for the three and nine months ended May 31, 2013 and May 31, 2012 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2013 (unaudited).

F-4
Consolidated Statements of Comprehensive Loss for the three and nine months ended May 31, 2013 and May 31, 2012 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2013 (unaudited)

F-5	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2013 (unaudited).

F-7	Consolidated Statements of Cash Flows for the nine months ended May 31, 2013 and May 31, 2012 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2013 (unaudited).

F-9	Notes to Consolidated Financial Statements (unaudited).

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	August 31,
	2013	2012
	(Unaudited)

ASSETS

Current assets
Cash	$129	$5,352
Prepaid and other current assets	--	4,482

Total current assets	129	9,834

Other	1,400	1,400

Total assets	$1,529	$11,234

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$434,204	$448,478
Notes payable	67,000	30,000

Total liabilities	501,204	478,478

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 247,819,016 and 245,219,016 shares
issued and outstanding at May 31, 2013
and August 31, 2012, respectively	247,819	245,219
Additional paid-in capital	13,257,431	13,097,156
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(13,883,063)	(13,687,757)

Total stockholders’ deficiency	(499,675)	(467,244)

Total liabilities and stockholders’ deficiency	$1,529	$11,234

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013

Expenses
Compensation	$22,500	$251,666	$67,500	$1,538,258	$5,335,369
General and administrative	39,974	93,367	125,076	400,917	1,589,482
Exploration	--	10,764	--	192,088	351,683
Impairment of goodwill	--	--	--	--	525,477

Loss before other income (expenses)	(62,474)	(355,797)	(192,576)	(2,131,263)	(7,802,011)

Other income (expenses)
Interest expense	(1,122)	(605)	(2,730)	(1,801)	(6,453)
Foreign currency gain (loss)	--	(56,410)	--	(60,618)	(80,958)
Gain on sale of subsidiary	--	160,681	--	160,681	160,681
Finance costs, share-based	--	--	--	--	(6,154,322)

Total other income (expenses)	(1,122)	103,666	(2,730)	98,262	(6,081,052)

Net loss	$(63,596)	$(252,131)	$(195,306)	$(2,033,001)	$(13,883,063)

Basic and diluted loss per share	$--	$(0.01)	$--	$(0.06)

Weighted average number of common
shares outstanding – basic and diluted	247,819,016	32,601,016	247,236,598	32,053,971

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013

Net loss	$(63,596)	$(252,131)	$(195,306)	$(2,033,001)	$(13,883,063)

Other comprehensive loss
Foreign currency translation adjustments	--	(18,928)	--	(17,945)	--

Comprehensive loss	$(63,596)	$(271,059)	$(195,306)	$(2,050,946)	$(13,883,063)

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2013
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

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2013
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders’
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance August 31, 2011 - Forwarded	31,307,400	$31,307	$5,427,787	$17,945	$(121,862)	$(5,411,267)	$(56,090)

Stock based compensation for options issued to employees
and directors	--	--	1,070,337	--	--	--	1,070,337

Common stock issued for compensation at $1.01 per share	150,000	150	151,350	--	--	--	151,500

Common stock issued for cash at $0.25 per share	1,143,616	1,144	284,760	--	--	--	285,904

Common stock issued for accrued compensation and
expenses	212,218,000	212,218	6,154,322	--	--	--	6,366,540

Common stock issued for cash at $0.025 per share	400,000	400	9,600	--	--	--	10,000

Offering costs	--	--	(1,000)	--	--	--	(1,000)

Foreign currency translation	--	--	--	(17,945)	--	--	(17,945)

Net loss for the year ended August 31, 2012	--	--	--	--	--	(8,276,490)	(8,276,490)

Balance August 31, 2012	245,219,016	245,219	13,097,156	--	(121,862)	(13,687,757)	(467,244)

Common stock issued for cash at $0.025 per share	1,350,000	1,350	32,400	--	--	--	33,750

Offering costs	`--	--	(3,375)	--	--	--	(3,375)

Common stock issued for accrued compensation
and expenses	1,250,000	1,250	131,250	--	--	--	132,500

Net loss for the nine months ended May 31, 2013	--	--	--	--	--	(195,306)	(195,306)

Balance – May 31, 2013 (Unaudited)	247,819,016	$247,819	$13,257,431	$--	$(121,862)	$(13,883,063)	$(499,675)

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Nine Months Ended		2010) through
	May 31,		May 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(195,306)	$(2,033,001)	$(13,883,063)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	--	1,221,837	5,075,542
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	2,009	3,937
Foreign currency loss	--	60,618	80,958
Gain on sale of subsidiary	--	(160,681)	(160,681)
Impairment of goodwill	--	--	525,477
Related party rent expense	--	--	3,000
Changes in assets and liabilities:
Net VAT receivable	--	(38,974)	(87,751)
Prepaid expenses and other current assets	4,482	858	981
Other	--	117	(1,254)
Accounts payable and accrued expenses	143,226	396,899	956,697

Net cash used in operating activities	(47,598)	(550,318)	(1,331,835)

Cash flows from investing activities
Acquisition of equipment	--	(124)	(7,454)
Cash received in acquisition	--	--	3,435

Net cash used in investing activities	--	(124)	(4,019)

Cash flows from financing activities
Proceeds from issuance of common stock	33,750	285,904	1,410,654
Offering costs	(3,375)	--	(101,225)
Proceeds (payments) related parties - net	--	13,158	(18,680)
Proceeds from notes payable	12,000	--	42,000

Net cash provided by financing activities	42,375	299,062	1,332,749

Net increase (decrease) in cash	(5,223)	(251,380)	(3,105)

Adjustment for change in exchange rate	--	5,476	3,081

Cash balance, beginning of periods	5,352	246,233	153

Cash balance, end of periods	$129	$329	$129

See accompanying notes to consolidated financial statements.

AXIOM GOLD AND SILVER CORP.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Peiod form
			Inception of
			Exploration Stage
			(September 1,
			2010) through
Supplementary information:	For the Nine Months Ended May 31,		May 31,
Cash paid for:	2013	2012	2013
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$--	$3,435
Net VAT receivable	--	--	9,667
Prepaid expenses and other current assets	--	--	1,169
Security deposit	--	--	990
Furniture and equipment	--	--	7,476
Accounts payable and accrued expenses	--	--	(625)
Related party payables	--	--	(47,589)

Net liabilities acquired	$--	$--	$(25,477)

Sale of investment in Axiom Mexico
Other current assets	$--	$188	$188
Net VAT receivable	--	97,488	97,488
Property and equipment	--	9,548	9,548
Other	--	844	844
Accounts payable and accrued expenses	--	(157,246)	(157,246)
Related party payables	--	(28,909)	(28,909)
Accumulated other comprehensive income	--	(82,594)	(82,594)

Gain on sale of subsidiary	$-	$(160,681)	$(160,681)

Non-cash financing activities:
Forgiveness related party payables	$--	$--	$2,250

Common stock and note payable issued for
accrued compensation and expenses	$157,500	$--	$369,718

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of May 31, 2013 and the consolidated results of operations and comprehensive loss for the three and nine months ended May 31, 2013 and 2012 and the period from inception of exploration stage (September 1, 2010) through May 31, 2013, and the consolidated cash flows for the nine months ended May 31, 2013 and May 31, 2012 and the period from inception of exploration stage (September 1, 2010) through May 31, 2013. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2012.

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

Exploration Stage Company – As of September 1, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Accounting Standards Codification ("ASC") Topic 915 “Development Stage Entities”.  For the period from February 13, 2007 (Inception) to August 31, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets and consolidated statement of changes in stockholders’ deficiency.  To date, the Company’s planned principal operations have not fully commenced.

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

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Income and expense amounts for the three and nine months ended May 31, 2012 were translated using the average rates during the period.

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

Recently Issued Accounting Pronouncements – On June 16, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective September 1, 2012 and included two separate but consecutive statements.

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

Professional Fees – Legal services are provided by a law firm in which a former Director serves as senior partner. The Director resigned effective May 18, 2012 and is no longer considered a related party.  Legal fees and related expenses amounted to approximately $17,000 and $52,000 in the three and nine months ended May 31, 2012.

Accounting and tax services are provided by an accounting firm in which our former Chief Financial Officer (“CFO”) provides consulting services. The CFO resigned effective May 18, 2012 and is no longer considered a related party.  Accounting and tax fees amounted to approximately $20,000 and $59,000 in the three and nine months ended May 31, 2012.

Consulting services are provided by entities in which a former Director is an owner. The Director resigned effective May 18, 2012 and is no longer considered a related party.  There is approximately $-0- and $41,000 in expenses in the three and nine months ended May 31, 2012.

Other – The Company was obligated to its former Chief Executive Officer (“CEO”) for accrued and unpaid compensation and reimbursable expenses in the amount of $157,500.  In December 2012, the former CEO converted the amounts owed him into 1,250,000 shares of Company common stock and a $25,000 promissory note (see Notes 6 and 7). The CEO resigned effective May 18, 2012 and is no longer considered a related party.

The Company is obligated to its current CEO, who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of May 31, 2013 and August 31, 2012 in the amounts of approximately $88,000 and $8,000, respectively (See Note 9).  Compensation and expenses amounted to approximately $27,000 and $99,000 for the three and nine months ended May 31, 2013 and $34,000 and $107,000 for the three and nine months ended May 31, 2012, respectively.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5	Mineral Properties

With the sale of Axiom Mexico, effective May 31, 2012 we currently have no exploration expenditures.

On August 20, 2012, we entered into an option agreement to acquire 13 Fico claims located near Mt. Morrison in the Yukon Territory (the “Fico Claims”) for an aggregate amount of two hundred and fifty thousand Canadian Dollars ($250,000 CAD).  In February 2013, we were given notice that the Fico claim option agreement would lapse as of February 28, 2013.  We decided not to renegotiate the option agreement and it expired. It is our plan to continue to search for new claims to acquire.  As of the date of this report we have not identified any additional mineral claims to acquire.

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

On December 13, 2012, the Company incurred a $25,000 note payable to its former CEO as part of a mutual release and settlement agreement for accrued and unpaid compensation and reimbursable expenses owed him.  The note is unsecured and payable on demand with 7% interest per annum.

On January 7, 2013, the Company borrowed $2,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 15% interest per annum.

Interest expense in the three and nine months ended May 31, 2013 is $1,122 and $2,730 and in the three and nine months ended May 31, 2012 is $605 and $1,801, respectively.

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

Pursuant to a compensation agreement with a former Director, effective October 4, 2011 and 2010, the Company granted a stock award in the amount of 150,000 shares of Company common stock, an aggregate of 300,000 shares.  The Company recorded share-based compensation of $-0- and $151,500 (the fair value at date of grant) in the three and nine months ended May 31, 2012.

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

Pursuant to a compensation agreement with our former Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 600,000 shares of Company common stock at an exercise price of $0.25 per share.  The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vested over a two year period as follows: 150,000 shares immediately and 150,000 shares semi-annually through July 13, 2012; and was exercisable for ten years from the date of issuance. The option was forfeited upon the officer’s resignation effective May 18, 2012. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2012 was $13,960 and $81,870, respectively.

Pursuant to a compensation agreement with our Director – Business Development, effective January 20, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share (see Note 9). The fair value of our common stock at date of grant was $0.70.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vested as follows: 150,000 shares immediately and 150,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2012 was $-0- and $36,219, respectively.

Pursuant to a compensation agreement with our former CEO, effective January 24, 2011, the Company (i) issued 100,000 shares of common stock valued at $75,000 ($0.75 per share) and (ii) granted a stock option award for the purchase of 5,500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.75.  The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vested over a three year period as follows: 2,200,000 shares immediately, 1,400,000 shares, 1,300,000 shares and 600,000 shares on January 24, 2012, 2013 and 2014, respectively; and was exercisable for ten years from the date of issuance. The option was forfeited upon the officer’s resignation effective May 18, 2012.  The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2012 was $132,887 and $844,044, respectively.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Pursuant to a compensation agreement with a former Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.67.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vested over a three year period as follows: 50,000 shares immediately, 50,000 shares, 100,000 shares and 100,000 shares on January 26, 2012, 2013 and 2014, respectively; and was exercisable for ten years from the date of issuance. The option was forfeited upon the director’s resignation effective May 18, 2012. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2012 was $11,611 and $67,373, respectively.

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

Effective June 17, 2011, we granted our former CFO an option to purchase 100,000 shares of common stock exercisable at $0.25 per share, the agreed upon fair value at date of grant.  The option vested over a two year period and expired 10 years from date of grant. The option was forfeited upon the officer’s resignation effective May 18, 2012.  The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2012 was $12,359 and $40,831, respectively.

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

Warrant activity for the nine months ended May 31, 2013 and the year ended August 31, 2012 is as follows:

	May 31, 2013
	(Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	68,571	$0.035
Granted/Sold	231,429	$0.035
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
May 31, 2013	300,000	$0.035	1.30 Years	$--

August 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	--
Granted/Sold	68,571	$0.035
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2012	68,571	$0.035	2.0 Years	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The fair value of the warrants, an aggregate of $1,848 for the nine months ended May 31, 2013 and $560 for the year ended August 31, 2012, is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

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

A total of up to 7,000,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of May 31, 2013, 6,700,000 shares of common stock are available for issuance under the plan.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The following table summarizes options transactions under the 2010 Stock Option Plan for the periods.

	For the Nine Months Ended
	May 31, 2013 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	300,000	$0.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at May 31, 2013	300,000	$0.25	2.64 Years	$--

Exercisable at May 31, 2013	300,000	$0.25	2.64 Years	$--

	For the Year Ended
	August 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	$--
Granted/Sold	6,950,000	0.25
Expired/Cancelled	--	--
Forfeited	(6,650,000)	0.25
Exercised	--	--
Outstanding at August 31, 2012	300,000	$0.25	3.64 Years	$--

Exercisable at August 31, 2012	300,000	$0.25	3.64 Years	$--

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	May 31,	August 31,
	2013	2012
	(Unaudited)
Deferred tax assets:
Pre-operating costs	$186,799	$197,576
Equity-based payments	71,872	71,872
Net operating loss carryforward	354,058	268,652
Valuation allowance	(612,729)	(538,100)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three and nine months ended May 31, 2013 and 2012 due to changes in the valuation allowance.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased (decreased) by approximately $75,000 and $(1,388,000) in the nine months ended May 31, 2013 and the year ended August 31, 2012, respectively.

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

Pooling Agreement

Effective January 13, 2011, certain shareholders (the “Shareholders”) owning 19,300,000 shares of Company common stock entered into a share pooling agreement. Terms of the agreement are summarized as follows:

1.           Voting Rights       During the term of the pooling agreement, each shareholder may exercise all voting rights attached to such shareholder’s shares, except that:

(a)           Shareholder A and B hereby grant to Shareholders C, D, E and F the right and title to vote all of Shareholder A and B’s shares for the exclusive purpose to elect as many members of the board of directors, as necessary to have Shareholders C, D, E and F elect 51% of such Board of Directors; and

(b)           Shareholders C, D, E and F hereby grant to Shareholders A and B the right and title to vote all of Shareholders C, D, E and F’s shares for the exclusive purpose to elect as many members of the board of directors, as necessary to have Shareholder A and B elect a maximum 49% of such Board of Directors.

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

Rent expense for the three and nine months ended May 31, 2013 amounted to $400 and $1,400 and for the three and nine months ended May 31, 2012 (including Axiom Mexico) amounted to $3,000 and $13,000, respectively.

AXIOM GOLD AND SILVER CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Subsequent Events

On July 5, 2013, the Board of Directors authorized the issuance of 20% Convertible Redeemable Debentures ("Convertible Debentures") in an aggregate principal amount not exceeding US $250,000.  The debentures mature on July 30, 2014 and accrue interest at 20% per annum from the day of initial issuance.  As defined in the debenture agreement, the Convertible Debentures, at the option of the holder at any time commencing on December 31, 2013 until maturity, are convertible into shares of common stock of the Company, at a price of $0.25 per share on a post consolidated basis (as to be determined).

On July 9, 2013, the Company issued a Convertible Debenture to a non-US resident in the amount of $25,000.

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

In February 2013, we were given notice that the Fico claim option agreement would lapse as of February 28, 2013.  We decided not to renegotiate the option agreement and it expired. It is our plan to continue to search for new claims to acquire. As of the date of this report, we have not identified any additional mineral claims to acquire.

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

If we are not able to negotiate suitable terms to raise capital, then we may have to suspend or cease operations. As of the filing date of this report we have raised gross proceeds of $1,410,654 from the sale of equity and $25,000 from the sale of a convertible debenture, but have not secured any additional financing.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

For the three months and nine months ended May 31, 2013, as compared to the three months and nine months ended May 31, 2012.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the nine months ended May 31, 2013, our total operating expenses was $192,576, as compared to total operating expenses of $2,131,263 for the nine months ended May 31, 2012. For the three month period ended May 31, 2013 our total operating expense was $62,474, as compared to total operating expense of $355,797 for the three month period ended May 31, 2012. Our total operating expenses consist primarily of legal expenses, accounting expenses and stock based compensation related to being a public company. The decrease in expenses resulted from the sale of our interest in Axiom Mexico on May 31, 2012.

We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.  For the nine months ended May 31, 2013, our net loss was $195,306, as compared to the nine months ended May 31, 2012, in which our net loss was $2,033,001.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.  For the three month period ended May 31, 2013 our net loss was $63,596, as compared to our net loss of $252,131 for the three month period ended May 31, 2012.

Liquidity and Capital Resources

We had cash of $129 as of May 31, 2013 and total assets of $1,529 as of that date. At August 31, 2012, we had cash of $5,352 and total assets of $11,234. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities. During the fiscal 2013 (but subsequent to the date of this report), we received $25,000 by means of a convertible debenture as additional financing. The debenture has a term of one year at 20% interest and is convertible into common shares of the Company at $0.25 per share on a post-consolidated basis if, at some time, the Company completes a reverse stock split of its common shares. Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of May 31, 2013, our current liabilities were $501,204 comprised of $434,204 in accounts payable and accrued expenses (including, $88,000 owed to our CEO/President for accrued compensation and expenses) and $67,000 in notes payable to non-affiliates. As of August 31, 2012, our current liabilities were $478,478, comprised of $448,478 in accounts payable and accrued expenses (including $8,000 owed to our CEO/President for accrued compensation and expenses) and $30,000 in notes payable to non-affiliates.

As of May 31, 2013 and August 31, 2012, we had two outstanding promissory notes in the amount of $10,000 (due November 9, 2011)(past due) and $20,000 (on demand) accruing interest at 8%.  We have not repaid either of the loans and no demand for payment has been made to date.  The notes are from unrelated parties and are unsecured.

In addition, during the nine months ended May 31, 2013 we had the following:

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

On July 5, 2013, the Board of Directors authorized the issuance of 20% Convertible Redeemable Debentures ("Convertible Debentures") in an aggregate principal amount not exceeding US $250,000.  The debentures mature on July 30, 2014 and accrue interest at 20% per annum from the day of initial issuance.  As defined in the debenture agreement, the Convertible Debentures, at the option of the holder at any time commencing on December 31, 2013 until maturity, are convertible into shares of common stock of the Company, at a price of $0.25 per share on a post consolidated basis (as to be determined).

On July 9, 2013, the Company issued a Convertible Debenture to a non-US resident in the amount of $25,000.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 9, 2013, the Company issued a 20% Convertible Redeemable Debentures ("Convertible Debenture") in an aggregate principal amount of $25,000.  The Convertible Debenture matures on July 30, 2014.  Commencing on December 31, 2013 until maturity, the holder may convert the Convertible Debenture into shares of common stock of the Company, at a price of $0.25 per share on a post consolidated basis (which is to be determined at a later date).

The Convertible Debenture was issued to an investor relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act.

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

Exhibit 101
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axiom Gold and Silver Corp.

By:
/s/ Robert Knight
Robert Knight
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date: July 11, 2013

By:
/s/ Robert Knight
Robert Knight
Its: Chief Financial Officer
Date: July 11, 2013