Form 10-K
period 2013-08-31
AXIOM OIL & GAS CORP.
filed 2013-12-16
CIK 1399095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number: 000-53232

AXIOM OIL AND GAS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	27-0686445 (IRS Employer Identification Number)

1846 E. Innovation Park Dr. Oro Valley, AZ 85755

(Address of principal executive offices)

(303) 872-7814

 (Registrant's telephone number, including area code)

Axiom Gold and Silver Corp.

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes  [X] No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes  [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2013: $320,292

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2013: 10,812,761 shares of common stock.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART 1

Forward-Looking Information

This Annual Report of Axiom Oil and Gas Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, anticipates, believes, expects, plans, intends, objectives and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Business

General

The Company was incorporated in the State of Nevada on February 13, 2007. The Company was in the development stage of its business through fiscal 2010 when it abandoned its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. Effective fiscal 2011, we changed our planned business activities to the exploration and development of precious metal properties.  As part of our business strategy, we acquired another business, Axiom de Mexico S.A. de C.V. (“Axiom Mexico”). On May 31, 2012, we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.  In August 2012, we acquired additional mineral properties and planned to explore those properties in 2013.  We were unable to raise the required funds to explore our mineral properties and in February 2013 we dropped those mineral claims.  Subsequent to the year ended August 31, 2013, we effected a 1:25 reverse spilt on our common stock and changed our name to Axiom Oil and Gas Corp.  It is our intention to refocus our efforts on acquiring and developing oil and gas assets.  In October 2013, we entered into a farm out agreement with American Midwest Oil and Gas Corp. (“AMOG”) to drill, initially, six wells on their leases located in Toole County, Montana.  This is a related party transaction as our majority shareholder and director and officer, Robert Knight, and our director Ryan Kerr are affiliates of AMOG.  Our plan of operation is forward looking, and we may not be successful in our operations.

We are in the exploration stage and will continue to be in the exploration stage until we generate significant revenue from our business operations. To date, we have not generated any revenues. We maintain our statutory registered agent's office at 2360 Corporate Circle, Suite 400, Henderson,  NV 89074-7722. Our administrative office is located at 1846 E. Innovation Park Dr., Oro Valley, AZ 85755. Our telephone number is (303) 872-7814.

Our Prior Strategy

Originally, our business was to concentrate on providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We have abandoned this strategy.  We then changed our strategy to explore for precious metal properties.  On January 13, 2011, we completed our acquisition of all of the outstanding shares of Axiom Mexico whereby through our wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of eighty thousand (80,000) of our common shares.  The surviving company was Axiom de Mexico S.A. de C.V., which was a wholly owned Mexican corporation that had options on two mineral concessions in Sonora State, Mexico.  On May 31, 2012, we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.  In August 2012, we acquired the 13 Fico claims in the Yukon Territory of Canada.  In February 2013 we abandoned the 13 Fico claims. We have abandoned this strategy as well.

Our Current Strategy:

We changed the focus of our Company to the exploration and development of oil and gas leases, mainly in the United States of America. Subsequent to the August 31, 2013 year end we changed our name to Axiom Oil and Gas Corp. We intend to obtain oil and gas leases for exploration and development, mainly in the USA.

On October 25, 2013, we entered into a Farmout Agreement with American Midwest Oil and Gas Corp. (“AMOG”). This is a related party transaction as our majority shareholder and director and officer, Robert Knight, and our director, Ryan Kerr, are also affiliates of AMOG.

AMOG has leases (the “Leases”) to explore and develop approximately 14,600 net mineral acres of land located in Toole County, Montana, of which AMOG’s net acres amount to approximately 8,000 acres.  We have agreed to start drilling a well on the land underlying Leases on or by June 1, 2014 (the “Initial Earning Well”).  If we drill the Initial Earning Well to a depth of at least 3,300 feet and

●

the Initial Earning Well is capable of producing more than 200 barrels (or 200 Mcf) of hydrocarbons over the first 30 days of production (“Paying Quantities”), AMOG will assign us a 75% working interest (60% net revenue interest) in the Earned Acreage (leases are subject to 40 acre spacing in Toole County) applicable to the Initial Earning Well; and

●

the Initial Earning Well is not capable of producing Paying Quantities, AMOG will not assign us any interest in the Earned Acreage applicable to the Initial Earning Well, but will assign a 100% interest in its interest in the wellbore and the associated hydrocarbon production (only insofar as to the quarter quarter section on which the well bottomhole is located).

If the Initial Earning Well is drilled to a depth of at least 3,300 feet by June 1, 2014, then we shall have the option to drill additional earning wells.  Such option shall expire if more than six months elapse between the release of the drilling rig on the prior well and commencement of spudding operations on the next well, provided that any additional well drilled on Earned Acreage shall not count in determining this extension.  If we drill any such additional earning well to a depth of at least 3,300 feet and

●

the additional earning well is capable of producing in Paying Quantities, AMOG will assign us a 75% working interest (60% net revenue interest) in the Earned Acreage applicable to that well; and

●

the additional earning well is not capable of producing in Paying Quantities, AMOG will not assign us any interest in the Earned Acreage applicable to that well, but will assign a 100% interest in its interest in the wellbore and the associated hydrocarbon production (only insofar as to the quarter quarter section on which the well bottomhole is located).

If we complete ten earning wells in Paying Quantities, we can exercise (within 60 days of the date that it is determined that the tenth well is capable of producing in Paying Quantities) an option to acquire 50% of AMOG’s interest in all the land underlying the Leases for $100 per net mineral acre.

Operating Agreement

The Farmout Agreement deems an Operating Agreement between us and AMOG to effective as of the date of signing. The Operating Agreement is the standard American Association of Land Man Form 610 – 1989 Model Form Operating Agreement.

Employees

Robert Knight, our current President, who is also our CEO, works full time on behalf of our Company.  Currently, we have no other full time employees.  Frank Lamendola, our Chief Financial Officer works for us on a part time basis.  Our President has a compensation agreement with us.  Our Chief Financial Officer does not have a compensation agreement with us.

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

Employees; Identification of Certain Significant Employees

We are an exploration stage company and currently have one full time employee; our CEO and one part time employee, or CFO. We intend to hire additional employees on an as needed basis.

Offices

Our administrative offices are currently located at 1846 E. Innovation Park Dr. Oro Valley, AZ 85755.  Our telephone number is (303) 872-7814.

Compliance with Environmental Laws

Our new business plan calls for exploration activities and future oil and gas operations.  These activities are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, and protection of endangered and protected species. We expect to make in the future, significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial condition or results of operations. In the event that we make an oil and gas discovery and decide to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally.

Presently, we are qualified to do business in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our services and products.

Item 1A. Risk Factors

Risks associated with our business:

We have no operating history. We expect to incur losses for the foreseeable future. We will go out of business if we fail to generate sufficient revenue or raise additional capital.

We have a limited operating history. We were founded on February 13, 2007, and from the date of inception to August 31, 2013, we have accumulated losses of $14,111,027. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue or raise additional capital. We do not foresee generating revenues in the near future, and we have no commitments at this time to raise additional capital.  Additional losses will result from costs and expenses related to implementing our new business strategy and hiring qualified people to carry out the new business strategy.

If sufficient funds are not available, we may not be able to acquire oil and gas leases to implement our new business plan.

Our business may fail if we do not have sufficient funds to enable us to do one or more of the following: acquire oil and gas leases; attract qualified personnel to work for our Company; or fund our administrative and corporate expenses. Failure to acquire oil and gas leases will stop our plan for the Company to move ahead with our strategy.

Currently, we do not have any commitments for additional financing. Additional financing is required, and we cannot be certain that it will be available when and to the extent needed. As well, even if financing is available, we cannot be certain that it would be available on acceptable terms or in sufficient quantities.

Our major shareholder and two of our directors are affiliates to our farm out agreement with American Midwest Oil and Gas.

In October 2013, we entered into a farm out agreement with American Midwest Oil and Gas corp.  This is a related party transaction as our majority shareholder and director and officer, Robert Knight, and our director Ryan Kerr are affiliates of AMOG.  We may be in a conflict of interest if a dispute should arise between our Company and American Midwest Oil and Gas Corp.  Such a conflict may be detrimental to the success of our Company.

We are significantly dependent upon officers to develop our business. If we lose our officers or if our officers do not adequately develop our business, then we will go out of business.

At the outset, our success will depend entirely on the ability of our officer. We do not carry a “key person” life insurance policy on our officer. We currently have one full time employee. We rely almost exclusively upon our CEO to meet our needs. Our CEO is engaged full time for our Company.  Our CFO works for us on a part time basis.

One of our directors and officers also own a controlling interest in our common stock, and, as such, you may have no effective voice in our management.

As of August 31, 2013, one of our directors and officers owns approximately 89.7% of the Company's outstanding common stock. As such, this beneficial owner has the ability to influence all corporate actions required to be taken by majority consent of holders and management. If the interests of this beneficial owner differ from the interests of other shareholders, this beneficial owner may be able to ensure that his interests prevail.

One of our current directors, officers and key employees beneficially owns a significant percentage of our issued and outstanding shares of common stock. Accordingly, for the foreseeable future, we expect that our director and officer will exercise control over all matters requiring board and shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

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

As we undertake exploration and development of any oil and gas leases that we may acquire, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict oil and gas exploration or exploitation. We expect to be subject to federal, state and local laws and regulations in Canada and the United States of America regarding environmental matters, the abstraction of water, and the discharge of wastes and materials and other similar laws and regulations. Amendments to current laws, regulations and permits governing operations and activities of exploration and development companies, or more stringent implementation thereof, could have a material adverse impact on us and our operations, increase our expenditures and costs and require abandonment or delays in developing new oil and gas leases. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm our business, financial condition or results of operations. We cannot predict how agencies or courts in Canada and the United States of America will interpret existing laws and regulations or the effect that these adoptions and interpretations may have on our business, financial condition or results of operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

Any significant oil and gas development that we undertake in the future will have some environmental impact, including land and habitat impact, arising from the use of land for drilling and related activities, and certain impact on water resources near the project sites, resulting from water use. No assurances can be given that such environmental issues will not have a material adverse effect on our business, financial condition or results of operations in the future. While we believe we do not currently have any material environmental obligations, exploration and development activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Because of the speculative nature of exploration and development of oil and gas leases and the unique difficulties and uncertainties inherent in the oil and gas exploration and development business, there is substantial risk that no commercially exploitable hydrocarbons will be found and developed and our business will fail.

Exploration for and development of hydrocarbons is a speculative venture involving substantial risk. Oil and gas exploration and development companies encounter difficulties, and there is a high rate of failure of such enterprises. The expenditures we may make in the exploration of the oil and gas leases may not result in the discovery and development of commercial quantities of hydrocarbons. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the oil and gas leases that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and development and additional costs and expenses that may exceed current estimates. In such a case, we would be unable to complete our business plan. The search for and development of oil and gas leases also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, explosions, waste disposal, worker safety and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

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

We do not maintain insurance against title. Title on oil and gas leases involves certain inherent risks due to the difficulties of determining the validity of certain leases as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many oil and gas leases. We cannot give any assurance that title to any oil and gas leases we may acquire will not be challenged or impugned and cannot be certain that we will have or will acquire valid title to these leases. We cannot assume that counterparties to our title transfer agreements will meet their contractual obligations and transfer title on a timely basis. Furthermore, although we believe that mechanisms exist to integrate the titles of oil and gas leases currently not owned by us, there is a risk that this process could be time consuming and costly. The possibility also exists that title to existing leases or future prospective leases may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we may not be able to afford resulting in the failure of our business.

In the event that we are unable to successfully compete within the oil and gas exploration and development business, we may not be able to achieve profitable operations.

The oil and gas exploration and development business is highly competitive. This industry has a multitude of competitors and many competitors dominate this industry. Many of our competitors have greater financial resources than us. As a result, we may experience difficulty competing with other businesses when conducting oil and gas exploration and development activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

In the future, the figures for our reserves and resources will be estimates based on interpretation and assumptions, and they may yield less hydrocarbon production under actual conditions than they may estimate.

Unless otherwise indicated, oil and gas reserve figures presented in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time will be based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the oil and gas reserves on any leases we may acquire. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

We cannot assure you that:

  •   these estimates will be accurate;

  •   reserve estimates will be accurate; or

  •   these hydrocarbons can be produced profitably.

Any material changes in oil and gas reserve estimates will affect the economic viability of placing a property into production and a property’s return on capital. In addition, any oil or gas ultimately produced, if any, may differ from that indicated by our technical reports and production test results. There can be no assurance that hydrocarbons  recovered in small scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.

Due to numerous factors beyond our control which could affect the marketability of oil and gas, including their respective market price, we may have difficulty selling any hydrocarbons if commercially viable reserves are found to exist.

The availability of markets and the volatility of market prices are beyond our control and represent a significant risk. Even if commercially viable reserves of oil and gas are found to exist on our property interests, a ready market may not exist for the sale of the reserves. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, availability of pipelines or other such gathering and transportation systems, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting oil and gas and environmental protection. These factors could inhibit our ability to sell the hydrocarbons in the event that commercially viable reserves are found to exist.

Our due diligence activities with respect to our property interests cannot assure that these properties will ultimately prove to be commercially viable.

Our due diligence activities have been limited, and to a great extent, we have relied upon information provided to us by third-party advisors. Accordingly, no assurances can be given that the leases we possess will contain adequate amounts of hydrocarbons for commercialization. Further, even if we recover hydrocarbons from any leases we may acquire, we cannot guarantee that we will make a profit. If we cannot acquire or locate commercially exploitable oil and gas reserves, or if it is not economical to recover the hydrocarbons, our business and operations will be materially adversely affected. At present, we do not have any oil and gas leases.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

Our future operations, including exploration and development activities, require permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, site safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

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

•   longer operating histories and greater experience in the oil and gas industry;

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

Additionally, as a “shell company” under the Securities Act of 1933, the ability of certain shareholders to use the resale exemptions for restricted stock under Rule 144 of the Securities Act of 1933 is greatly limited.  This could further complicate our current fundraising efforts.

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

There is no market for our common stock and we cannot assure you that any market will ever be developed or maintained. Currently, our stock is listed on the Over-The-Counter-Bulletin-Board (OTCQB) under the trading symbol AXIO and on the Berlin Stock Exchange under the trading symbol 0X0. As of the date of this report, our stock has traded on the OTCQB on a very limited basis. We cannot provide any assurance that our stock will continue trading on the OTCQB. The fact that most of our stock is held by a small number of investors further reduces the liquidity of our stock and the likelihood that any active trading market will develop. The market for our common stock, if any, is likely to be volatile and many factors may affect the market. These include, for example: our success, or lack of success, in marketing our services; developing our client base; competition; government regulations; and fluctuating operating results.

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

Stock prices in general, and stock prices of oil and gas exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance or any specifics of the company. Factors that may influence the market price of our common stock include:

•

actual or anticipated changes or milestones in our operations;

•

our ability or inability to acquire oil and gas leases or interests in such properties;

•

our ability or inability to generate revenues;

•

increased competition within United States and elsewhere;

•

government regulations, including oil and gas exploration regulations that affect our operations;

•

predictions and trends in the oil and gas industry;

•

volatility of oil prices;

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

Not all of our directors and officers are residents of the U.S. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against us or against all of our directors and officers.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other tangible property.  Our principal office is located at 1846 E. Innovation Park Dr. Oro Valley, AZ 85755, telephone (303) 872-7814.   We lease our office space in Tucson, Arizona on a monthly basis at $125 per month. No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees.

Item 3. Legal Proceedings

We are not presently a party to any litigation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In October 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “TCPM”.   Upon the completion of our name change from TC Power Management Corp. to Axiom Gold and Silver Corp. our symbol changed to AXIO.  Subsequent to the August 31, 2013 year end we changed our name to Axiom Oil and Gas Corp, however, our symbol remained the same.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB taking into effect the consolidation of the shares on a 1 for 25 basis.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.  Our stock did not trade publically prior to the quarter ended February 28, 2011. As of December 11, 2013, shares of our common stock have traded on a limited basis.

Quarter Ended	High Bid	Low Bid
November 30, 2013	$0.50	$0.25
August 31, 2013	$0.40	$0.20
May 31, 2013	$0.55	$0.20
February 28, 2013	$0.50	$0.125
November 30, 2012	$1.00	$0.275
August 31, 2012	$1.00	$0.75
May 31,2012	$4.00	$0.75
February 29, 2012	$12.25	$6.25
November 30, 2011	$18.50	$6.25

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

Common Stock

We have 300,000,000 shares of $.001 par value common stock authorized, of which 9,912,761 shares are issued and outstanding at August 31, 2013. As of December 11, 2013, we had options outstanding under our option plan adopted in October 2010 and October 2013 and warrants outstanding to purchase shares of our common stock related to an offering of our common stock.

Holders

As of August 31, 2013, there were 34 holders of record for our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We are authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 280,000 common shares for issuance under our 2010 Stock Option Plan and 3,000,000 common shares for issuance under our 2013 Stock Option Plan.  In the period ended August 31, 2007, we sold 800,000 shares of common stock for cash of $500. In the year ended August 31, 2008, we sold 179,336 shares of common stock for cash of $112,085. There are no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, we enacted a four-for-one (4:1) forward stock split. Effective October 10, 2013, we enacted a one-for-twenty-five (1:25) reverse stock split. All share and per share data in the financial statements have been adjusted retroactively to reflect the stock splits.

Pursuant to a compensation agreement with a former Director (former CEO), effective October 4, 2010, we granted a stock award in the amount of 6,000 shares of Company common stock. The shares are valued at $37,500 or $6.25 per share, the fair value at date of grant. We recorded share-based compensation of $37,500 in the year ended August 31, 2011.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, we issued eighty thousand (80,000) common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($6.25 per share) which represents the fair value on that date.

Pursuant to a compensation agreement with our former CEO, effective January 24, 2011, we issued 4,000 shares of common stock valued at $75,000 ($18.75 per share).

In January and February 2011, we sold 13,200 shares of common stock at $6.25 per share for gross proceeds of $82,500 to five non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $2,500 pursuant to an escrow agreement.

In April and May 2011, we sold 64,000 shares of common stock at $6.25 per share for gross proceeds of $400,000 to three non-US accredited investors pursuant to Regulations S and one US accredited investor pursuant to Regulation D.

In June and July 2011, we sold 95,760 shares of common stock at $6.25 per share for gross proceeds of $598,500 to six non-US accredited investors pursuant to Regulations S and three US accredited investors pursuant to Regulation D. In addition, we incurred offering costs of $94,350 (10% of gross proceeds) on all sales pursuant to Regulation S.

In July 2011, we issued 10,000 shares of common stock for investor relations services.  The shares are valued at $487,500 the fair value at date of grant.

Pursuant to a compensation agreement with a former Director (former CEO) effective October 4, 2011, we granted a stock award in the amount of 6,000 shares of Company Common Stock.  The shares were valued at $151,500 or $25.25 per share, the fair value at grant date.  We recorded share-based compensation of $151,500 in the year ended August 21, 2012.

In December 2011, we received gross proceeds of $285,904 from the sale of 45,745 shares of common stock at $6.25 per share to one non-U.S. investor pursuant to Regulation S.

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 8,488,720 shares of common stock at $0.75 per share. We incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

In August 2012, we received gross proceeds of $10,000 from the sale of 16,000 Units at $0.625 per Unit which included 16,000 shares of common stock and warrants to purchase 1,600 shares of common stock at $0.875 per share to a non-US accredited investor pursuant to Regulation S.  We incurred offering costs of $1,000 (10% of gross proceeds) plus warrants to purchase shares of common stock at $0.035 per share.

In September 2012, we received gross proceeds of $33,750 from the sale of 54,000 Units at $0.625 per Unit which included 54,000 shares of common stock and warrants to purchase 5,400 shares of common stock at $0.875 per share to three non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $3,375 (10% of gross proceeds) plus warrants to purchase 3,857 shares of common stock at $0.875 per share.

In December 2012, our former CEO converted $157,500 of accrued and unpaid compensation and reimbursable expenses owed him into 50,000 shares of Company common stock valued at $132,500 and a $25,000 promissory note.

In July and August 2013 we received $30,000 through the sale of convertible debentures to 2 non-US accredited investors pursuant to Regulation S.  The debentures are due and payable between June 30, 2014 and July 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

In September 2013 we received $35,000 through the sale of convertible debentures to 2 non-US accredited investors pursuant to Regulation S.  The debentures are due and payable June 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

In October 2013, we received $15,000 through the sale of convertible debentures to two non-US resident accredited investors pursuant to Regulation S. The debentures are due and payable June 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

Effective October 16, 2013, we entered into a consulting agreement for assistance in certain business and corporate matters, such as strategic and business plans, expansion of the Company's shareholder base and financing alternatives. The term of the agreement is for a period of 90 days from the effective date. We issued the consultant a total of 700,000 shares of Company common stock valued at $140,000, the fair value on the effective date, as compensation under the agreement.

On October 30, 2013, we settled an outstanding payable in the amount of approximately $125,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share.

In December 2013, we received $20,000 through the sale of a convertible debenture to a non-US accredited investor pursuant to Regulation S.  The debenture is due and payable June 30, 2014 and carries an interest rate of 20% per annum and is convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

Securities Authorized for Issuance under Equity Compensation Plans

The 2010 Stock Option Plan, adopted by the Board of Directors on January 31, 2011, is intended to provide an incentive to our executive officers, directors, employees, independent contractors or agents who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value.

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the 2010 Stock Option Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2010 Stock Option Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board.

In the past two years, we have granted stock options to directors and officers who subsequently resigned on May 18, 2012.  As a result of the resignations, non-vested options to purchase 92,667 shares of Company common stock were immediately forfeited.  Additionally, the exercise date of vested options to purchase 173,333 shares of Company common stock was accelerated to three months after the date of resignation (August 18, 2012) per the terms of the option agreements, and none of these vested options were exercised by then.

Pursuant to a compensation agreement with our then VP  Business Development (current CEO), effective January 20, 2011, we granted a stock option award for the purchase of 12,000 shares of Company common stock at an exercise price of $6.25 per share. The option vests as follows: 6,000 shares immediately and 6,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance.

The 2013 Stock Option Plan, adopted by the Board of Directors on October 23, 2013, is intended to provide an incentive to our executive officers, directors, employees, independent contractors or agents who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value.

A total of up to 3,000,000 shares of our common stock have been reserved for the implementation of the 2013 Stock Option Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2013 Stock Option Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of five years, unless sooner terminated by the Board.

Effective October 31, 2013,  we granted our CEO and Director a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests as follows: 200,000 options immediately and 100,000 options on May 1, 2014, 100,000 options November 1, 2014 and 100,000 options May 1, 2015; and is exercisable for five years from the date of issuance.

Effective November 8, 2013 we granted our CFO and Director a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests as follows: 150,000 options immediately and 50,000 options on May 1, 2014, 50,000 options November 1, 2014 and 50,000 options May 1, 2015; and is exercisable for five years from the date of issuance.

Effective November 8, 2013 we granted one of our directors a stock option award for the purchase of 150,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests as follows: 75,000 options immediately and 25,000 options on May 1, 2014, 25,000 options November 1, 2014 and 25,000 options May 1, 2015; and is exercisable for five years from the date of issuance.

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

Other accounting policies are described in the notes to the financial statements included in this Annual Report . The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2013.

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have not generated any revenues.  We abandoned our previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, we entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”) and on May 10, 2011 we changed our name to Axiom Gold and Silver Corporation.  There were no material relationships between Axiom Gold and Silver, its officers and director or its affiliates and any of the shareholders of Axiom Mexico, other than in respect to the material definitive agreement and the pooling agreement described herein.  The agreement called for Axiom Gold and Silver, through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, to acquire all of the issued and outstanding shares of Axiom Mexico, by the issuance of  eighty thousand (80,000) common shares of Axiom Gold and Silver.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased to exist.  On May 31, 2012 we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.

On August 20, 2012, we entered into an option agreement to acquire 13 Fico claims located near Mt. Morrison in the Yukon Territory (the “Fico Claims”) for an aggregate amount of two hundred and fifty thousand Canadian Dollars ($250,000 CAD) as follows: (a) $15,000 CAD payable six months after the signing of the agreement, February 20, 2013; (b) $25,000 CAD payable twelve months after signing, August 20, 2013; (c) $60,000 CAD payable twenty-four months after signing, August 20, 2014; (d) $150,000 CAD payable thirty-six months after signing, August 20, 2015. We agreed to make the minimum work commitments on the Fico Claims as follows: (a) $100,000 CAD each in the first and second year of the agreement; (b) $250,000 CAD in the third year of the agreement. The option agreement is subject to a 2% net smelter return royalty. In February 2013 we abandoned the Fico claims.

We now plan to focus our business strategy on the exploration and development of oil and gas leases, mainly in the United States of America.  Subsequent to the August 31, 2013 year end we changed our name to Axiom Oil and Gas Corp.

On October 25, 2013, we entered into a Farmout Agreement with American Midwest Oil and Gas Corp. (“AMOG”). This is a related party transaction as our majority shareholder and two of our directors, Robert Knight (also an officer) and Ryan Kerr, are also affiliates of AMOG.

AMOG has leases (the “Leases”) to explore and develop approximately 14,600 net mineral acres of land located in Toole County, Montana, of which AMOG’s net acres amount to approximately 8,000 acres.  We have agreed to start drilling a well on the land underlying Leases on or by June 1, 2014 (the “Initial Earning Well”).  If we drill the Initial Earning Well to a depth of at least 3,300 feet and

●

the Initial Earning Well is capable of producing more than 200 barrels (or 200 Mcf) of hydrocarbons over the first 30 days of production (“Paying Quantities”), AMOG will assign us a 75% working interest (60% net revenue interest) in the Earned Acreage (wells in Toole County are subject to 40 acre spacing) applicable to the Initial Earning Well; and

●

the Initial Earning Well is not capable of producing Paying Quantities, AMOG will not assign us any interest in the Earned Acreage applicable to the Initial Earning Well, but will assign a 100% interest in its interest in the wellbore and the associated hydrocarbon production (only insofar as to the quarter quarter section on which the well bottomhole is located).

If the Initial Earning Well is drilled to a depth of at least 3,300 feet by June 1, 2014, then we shall have the option to drill additional earning wells.  Such option shall expire if more than six months elapse between the release of the drilling rig on the prior well and commencement of spudding operations on the next well, provided that any additional well drilled on Earned Acreage shall not count in determining this extension.  If we drill any such additional earning well to a depth of at least 3,300 feet and

●

the additional earning well is capable of producing in Paying Quantities, AMOG will assign us a 75% working interest (60% net revenue interest) in the Earned Acreage applicable to that well; and

●

the additional earning well is not capable of producing in Paying Quantities, AMOG will not assign us any interest in the Earned Acreage applicable to that well, but will assign a 100% interest in its interest in the wellbore and the associated hydrocarbon production (only insofar as to the quarter quarter section on which the well bottomhole is located).

If we complete ten earning wells in Paying Quantities, we can exercise (within 60 days of the date that it is determined that the tenth well is capable of producing in Paying Quantities) an option to acquire 50% of AMOG’s interest in all the land underlying the Leases for $100 per net mineral acre.

We anticipate that it will cost approximately $650,000 to drill our first well in the leases we are subject to in the farm out agreement.  We do not, currently, have funds available to drill such a well and we are not in negotiations with anyone to acquire such funds.  We have until June 1, 2014 to raise the necessary funds.  If we do not raise the funds, then the farm out agreement will be cancelled.

If we were successful in raising the necessary funds to drill and complete the first well, and such well produced commercial quantities of oil and gas, we still may not be able to raise additional funds for the second well.  If we fail to raise additional funds (assuming the first well is completed on time) the farm out agreement would be cancelled and we would have no further rights under that agreement.  We would, however, maintain our working interest and net revenue interest in the completed well.

Operating Agreement

The Farmout Agreement deems an Operating Agreement between us and AMOG to effective as of the date of signing. The Operating Agreement is the standard American Association of Land Man Form 610 - 1989 Model Form Operating Agreement.

Our plan of operation is forward looking, and we may never begin operations.

Plan of Operations

Since the sale of Axiom Mexico and the abandonment of the Fico claims, our current business plan is to acquire oil and gas leases located in the United States of America.

Our proposed principal product is the production of hydrocarbons.  In order to commence the exploration and development of oil and gas leases, we will need to accomplish the following milestones:

1.         Acquire and Begin Exploration of Oil and Gas Leases. We will need to raise additional funds or issue shares to pay for the cost of acquisition and exploration of any oil and gas leases.

2.         Hire Qualified Staff. We will need to hire qualified people to execute our business plan to explore for hydrocarbons. We will need to raise additional funds to attract qualified people to our Company.  We currently have one full time and one part time employee, and we do not intend to hire additional employees at this time.

If the necessary funds are raised to drill a well in Toole County we will work closely with American Midwest Oil and Gas Corp. to identify the location of the first well.  American Midwest Oil and Gas is the operator, so they will contract all of the necessary contractors to drill and complete a well.  Our function, initially will be to provide capital for the project.

Competition

We compete with other oil and gas companies in connection with the acquisition of oil and gas leases and in connection with the recruitment and retention of qualified employees.  Many of these companies are much larger than us, have greater financial resources and have been in the oil and gas business much longer than we have.  As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties.  We may not be able to compete against these companies in acquiring new leases and/or qualified people to work on any of our leases.

There is significant competition for the limited number of oil and gas lease opportunities available and, as a result, we may be unable to continue to acquire attractive oil and gas leases on terms we consider acceptable.

Given the size of the world market for oil and gas relative to individual producers and consumers of oil and gas, we believe that no single company has sufficient market influence to significantly affect the price or supply of oil and gas in the world market.

Governmental Regulations

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Any hydrocarbon exploration activity conducted by us requires permits from governmental authorities.  The various levels of government controls and regulations address, among other things, the environmental impact of oil and gas operations and establish requirements for the abandoning wells after operations have ceased. With respect to the regulation of oil and gas production, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of oil and gas operations following the cessation of operations, and may require that some former oil and gas leases be managed for long periods of time. In addition, in certain jurisdictions, we may be subject to foreign investment controls and regulations governing our ability to remit earnings abroad.

The need to comply with applicable laws, regulations and permits will increase the cost of operation and may delay exploration. All permits required for the conduct of oil and gas operations, including the construction of production facilities, may not be obtainable, which would have an adverse effect on any oil and gas project we might undertake. Additionally, failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration to cease or be curtailed.  Parties engaged in oil and gas operations may be required to compensate those suffering loss or damage by reason of the activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current governmental laws and regulations affecting oil and gas companies, or the more stringent application thereof, could adversely affect our operations.  The extent of any future changes to governmental laws and regulations cannot be predicted or quantified. Generally, new laws and regulations result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new requirements.

Compliance with Environmental Laws

Any future oil and gas operations are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, and protection of endangered and protected species. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial condition or results of operations.  In the event that we make mineral hydrocarbon discovery and decide to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation or increase the costs of improvement or production.

Employees

We currently have two employees working for us, our CEO and our CFO.

All oil and gas exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our leases into production, such operations may also be contracted out to third parties.  We rely on management to handle all matters related to business development and business operations.

For the year ended August 31, 2013 compared to the year ended August 31, 2012.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our new business plan.

Operating Expenses. For the year ended August 31, 2013, our total operating expenses were $297,000 as compared to total operating expenses of $2,220,000 for the year ended August 31, 2012. Our total operating expenses in fiscal 2013 consist of, primarily, compensation ($90,000) and professional fees related to being a public company ($150,000). In fiscal 2012, our total operating expenses consisted primarily of non-cash compensation and consulting expenses ($1,222,000), exploration expenses ($192,000) and professional fees ($199,000). We expect that we will continue to incur significant professional fees related to being a public company.

Net Loss.  For the year ended August 31, 2013, our net loss was $301,000, as compared to the year ended August 31, 2012, in which our net loss was $8,276,000.  In fiscal 2012 we incurred share-based finance costs of $6,154,000 through the exchange of $212,000 of related party debt for 8,488,720 shares of common stock. A large part of our net loss is also from non-cash items attributed to hiring and maintaining quality personnel through the issuance of shares and options.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $362 as of August 31, 2013 which is a significant portion of our total assets.  We had cash of $5,352 as of August 31, 2012. The decrease in the amount of our cash from 2012 to 2013 is due to our inability to raise capital through the sale of our securities and the using of the cash we had in our operations. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, except as noted below regarding convertible debentures, we do not have any commitments to raise any such funds, and we may not be able to raise additional funds.

As of August 31, 2013, our total liabilities were $608,000 comprised of $511,000 in accounts payable and accrued expenses (including, $120,000 owed to our current CEO for accrued compensation and expenses), $67,000 in notes payable to non-affiliates and $30,000 in convertible debentures. In our year ended August 31, 2012, our total liabilities were $478,000 comprised of $448,000 in accounts payable and accrued expenses (including, $8,000 and $153,000  owed to our current CEO  and our former CEO, respectively, for accrued compensation and expenses), and $30,000 in notes payable to non-affiliates.

At inception, we sold 800,000 shares of common stock to our officers and director for $500 in cash. In 2008, we sold an additional 179,336 shares of common stock through our public offering for proceeds of $112,085. We have used the proceeds from the cash raised in that offering to pay the legal and accounting costs of being a public company. For the year ended August 31, 2011, we sold 172,960 shares of common stock through our public offering for gross proceeds of $1,081,000.  We recorded $96,850 of costs related to the offering.  We used the proceeds from this offering for general working capital to pay the costs of operations.

In December 2011, we received gross proceeds of $285,904 from the sale of 45,745 shares of common stock at $6.25 per share to one non-U.S. investor pursuant to Regulation S.

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 8,488,720 shares of common stock at $0.75 per share. We incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

In August 2012, we received gross proceeds of $10,000 from the sale of 16,000 Units at $0.625 per Unit which included 16,000 shares of common stock and warrants to purchase 1,600 shares of common stock at $0.875 per share to a non-US accredited investor pursuant to Regulation S.  We incurred offering costs of $1,000 (10% of gross proceeds) plus warrants to purchase 1,143 shares of common stock at $0.875 per share.

In September 2012, we received gross proceeds of $33,750 from the sale of 54,000 Units at $0.625 per Unit which included 54,000 shares of common stock and warrants to purchase 5,400 shares of common stock at $0.875 per share to three non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $3,375 (10% of gross proceeds) plus warrants to purchase 3,857 shares of common stock at $0.875 per share.

In July and August 2013 we received $30,000 through the sale of convertible debentures to 2 non-US accredited investors pursuant to Regulation S. The debentures are due and payable between June 30, 2014 and July 30, 2013 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

In September 2013 we received $35,000 through the sale of convertible debentures to two non-US accredited investors pursuant to Regulation S.  The debentures are due and payable June 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

In October, 2013, we received $15,000 through the sale of convertible debentures to 2 non-US resident accredited investors pursuant to Regulation S. The debentures are due and payable June 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

Effective October 16, 2013, we entered into a consulting agreement for assistance in certain business and corporate matters, such as strategic and business plans, expansion of the Company's shareholder base and financing alternatives. The term of the agreement is for a period of 90 days from the effective date. We issued the consultant a total of 700,000 shares of Company common stock valued at $140,000, the fair value on the effective date, as compensation under the agreement.

On October 30, 2013, we settled an outstanding payable in the amount of approximately $125,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share.

In December 2013, we received $20,000 through the sale of a convertible debenture to a non-US accredited investor pursuant to Regulation S.  The debenture is due and payable June 30, 2014 and carries an interest rate of 20% per annum and is convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

During fiscal 2014, we expect that our business plan for exploration of oil and gas leases will be a significant cost to us and to complete that plan we will need to raise substantial funds.  Furthermore, if we find additional leases for acquisitions that may also require significant capital, not only for the actual acquisition but also for any exploration work that may need to be completed.  As well, the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated exploration costs, acquisition costs, increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 8.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1

Report of Independent Registered Accounting Firm - Cowan, Gunteski & Co., P.A.

F-2

Report of Independent Registered Accounting Firm - Meyler & Company, LLC

F-3

Consolidated Balance Sheets as of August 31, 2013 and 2012.

F-4

Consolidated Statements of Operations for the years ended August 31, 2013 and 2012 and the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2013.

F-5

Consolidated Statements of Comprehensive Loss for the years ended August 31, 2013 and 2012 and for the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2013.

F-6

Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2013.

F-8

Consolidated Statements of Cash Flows for the years ended August 31, 2013 and 2012 and the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2013.

F-10

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
  Stockholders of
Axiom Oil and Gas Corp.

We have audited the accompanying consolidated balance sheet of Axiom Oil and Gas Corp. (An Exploration Stage Company) as of August 31, 2013, the related consolidated statements of operations, comprehensive loss, and cash flows for the year then ended and for the period from inception of exploration stage (September 1, 2010) through August 31, 2013, and the consolidated statement of changes in stockholders’ deficiency for the period from inception of exploration stage (September 1, 2010) through August 31, 2013.  Axiom Oil and Gas Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axiom Oil and Gas Corp. (An Exploration Stage Company) as of August 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, and the period from inception of exploration stage (September 1, 2010) through August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cowan, Gunteski & Co., P.A.

December 13, 2013
Tinton Falls, NJ

Reply to: 730 Hope Road | Tinton Falls  |  NJ 07724  |  Phone: 732.676.4100  |  Fax: 732.676.4101
40 Bey Lea Road, Suite A101 | Toms River  |  NJ 08753 |  Phone: 732.349.6880  |  Fax: 732.349.1949
Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB

www.CowanGunteski.com

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244
Certified Public Accountants & Management Consultants	1715 Highway 35 Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of
Axiom Oil and Gas Corp.

We have audited the accompanying consolidated balance sheet of Axiom Oil and Gas Corp. (An Exploration Stage Company) as of August 31, 2012, the related consolidated statements of operations, comprehensive loss, and cash flows for the year then ended, and the consolidated statement of changes in stockholders’ deficiency for the period from inception of exploration stage (September 1, 2010) through August 31, 2012.  Axiom Oil and Gas Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axiom Oil and Gas Corp. (An Exploration Stage Company) as of August 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meyler & Company, LLC

December 12, 2012
Middletown, NJ

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Consolidated Balance Sheets

	August 31,
	2013	2012

ASSETS

Current assets
Cash	$362	$5,352
Prepaid and other current assets	--	4,482

Total current assets	362	9,834

Other	1,400	1,400

Total assets	$1,762	$11,234

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$510,539	$448,478
Notes payable	67,000	30,000
Convertible debentures	30,000	--

Total liabilities	607,539	478,478

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 9,912,761 and 9,808,761
shares issued and outstanding at August 31, 2013
and 2012, respectively	9,913	9,809
Additional paid-in capital	13,495,337	13,332,566
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(13,989,165)	(13,687,757)

Total stockholders’ deficiency	(605,777)	(467,244)

Total liabilities and stockholders’ deficiency	$1,762	$11,234

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Consolidated Statements of Operations

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2013	2012	2013

Expenses
Compensation	$90,000	$1,560,758	$5,357,869
General and administrative	206,772	466,979	1,671,178
Exploration	--	192,088	351,683
Impairment of goodwill	--	--	525,477

Loss before other income (expenses)	(296,772)	(2,219,825)	(7,906,207)

Other income (expenses)
Gain on sale of subsidiary	--	160,681	160,681
Finance costs, share-based	--	(6,154,322)	(6,154,322)
Interest expense	(4,636)	(2,406)	(8,359)
Foreign currency loss	--	(60,618)	(80,958)
Net other income (expenses)	(4,636)	(6,056,665)	(6,082,958)

Net loss	$(301,408)	$(8,276,490)	$(13,989,165)

Basic and diluted loss per share	$(0.03)	$(5.06)

Weighted average number of common
shares outstanding - basic and diluted	9,895,336	1,635,558

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Consolidated Statements of Comprehensive Loss

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2013	2012	2013

Net loss	$(301,408)	$(8,276,490)	$(13,989,165)

Other comprehensive loss
Foreign currency translation adjustment	--	(17,945)	--

Comprehensive loss	$(301,408)	$(8,294,435)	$(13,989,165)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency

Period from Inception of Exploration Stage (September 1, 2010) through August 31, 2013

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance forward from prior operations, August 31, 2010	979,336	$979	$115,010	$--	$(121,862)	$--	$(5,873)

Common stock issued for compensation at $6.25 per share	6,000	6	37,494	--	--	--	37,500

Forgiveness of related party loan payable	--	--	2,250	--	--	--	2,250

Stock based compensation for options issued to employees
and directors	--	--	3,253,705	--	--	--	3,253,705

Common stock issued for compensation at $18.75
per share	4,000	4	74,996	--	--	--	75,000

Common stock issued for the acquisition of Axiom
Mexico at $6.25 per share	80,000	80	499,920	--	--	--	500,000

Related party rent expense	--	--	3,000	--	--	--	3,000

Common stock issued for cash at $6.25 per share	172,960	173	1,080,827	--	--	--	1,081,000

Offering costs	--	--	(96,850)	--	--	--	(96,850)

Common stock issued for services at $48.75 per share	10,000	10	487,490	--	--	--	487,500

Foreign currency translation	--	--	--	17,945	--	--	17,945

Net loss for the year ended August 31, 2011	--	-	--	--	--	(5,411,267)	(5,411,267)

Balance August 31, 2011 - Forward	1,252,296	$1,252	$5,457,842	$17,945	$(121,862)	$(5,411,267)	$(56,090)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency

Period from Inception of Exploration Stage (September 1, 2010) through August 31, 2013

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance August 31, 2011 - Forwarded	1,252,296	$1,252	$5,457,842	$17,945	$(121,862)	$(5,411,267)	$(56,090)

Stock based compensation for options issued to employees
and directors	--	--	1,070,337	--	--	--	1,070,337

Common stock issued for compensation at $25.25 per share	6,000	6	151,494	--	--	--	151,500

Common stock issued for cash at $6.25 per share	45,745	46	285,858	--	--	--	285,904

Common stock issued for accrued compensation and
expenses	8,488,720	8,489	6,358,051	--	--	--	6,366,540

Common stock issued for cash at $0.625 per share	16,000	16	9,984	--	--	--	10,000

Offering costs	--	--	(1,000)	--	--	--	(1,000)

Foreign currency translation	--	--	--	(17,945)	--	--	(17,945)

Net loss for the year ended August 31, 2012	--	--	--	--	--	(8,276,490)	(8,276,490)

Balance August 31, 2012	9,808,761	9,809	13,332,566	--	(121,862)	(13,687,757)	(467,244)

Common stock issued for cash at $0.625 per share	54,000	54	33,696	--	--	--	33,750

Offering costs	--	--	(3,375)	--	--	--	(3,375)

Common stock issued for accrued compensation
and expenses	50,000	50	132,450	--	--	--	132,500

Net loss for the year ended August 31, 2013	--	--	--	--	--	(301,408)	(301,408)

Balance - August 31, 2013	9,912,761	$9,913	$13,495,337	$--	$(121,862)	$(13,989,165)	$(605,777)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(301,408)	$(8,276,490)	$(13,989,165)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	--	1,221,837	5,075,542
Stock-based finance costs	--	6,154,322	6,154,322
Depreciation expense	--	2,009	3,937
Foreign currency loss	--	60,618	80,958
Gain on sale of subsidiary	--	(160,681)	(160,681)
Impairment of goodwill	--	--	525,477
Related party rent expense	--	--	3,000
Changes in assets and liabilities:
Net VAT receivable	--	(38,974)	(87,751)
Prepaid and other current assets	4,482	(3,624)	981
Other	--	117	(1,254)
Accounts payable and accrued expenses	219,561	486,571	1,033,032

Net cash used in operating activities	(77,365)	(554,295)	(1,361,602)

Cash flows from investing activities
Acquisition of equipment	--	(124)	(7,454)
Cash received in acquisition	--	--	3,435

Net cash used in investing activities	--	(124)	(4,019)

Cash flows from financing activities
Proceeds from issuance of common stock	33,750	295,904	1,410,654
Offering costs	(3,375)	(1,000)	(101,225)
Proceeds from issuance of convertible debentures	30,000	--	30,000
Proceeds from notes payable	12,000	--	42,000
Proceeds (payments) related parties - net	--	13,158	(18,680)

Net cash provided by financing activities	72,375	308,062	1,362,749

Adjustment for change in exchange rate	--	5,476	3,081

Net increase (decrease) in cash	(4,990)	(240,881)	209

Cash balance, beginning of periods	5,352	246,233	153

Cash balance, end of periods	$362	$5,352	$362

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2013	2012	2013

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$--	$3,435
Net VAT receivable	--	--	9,667
Prepaid expenses and other current assets	--	--	1,169
Security deposit	--	--	990
Furniture and equipment	--	--	7,476
Accounts payable and accrued expenses	--	--	(625)
Related party payables	--	--	(47,589)

Net liabilities acquired	$--	$--	$(25,477)

Sale of investments in Axiom Mexico
Other current assets	$--	$188	$188
Net VAT receivable	--	97,488	97,488
Property and equipment	--	9,548	9,548
Other	--	844	844
Accounts payable and accrued expenses	--	(157,246)	(157,246)
Related party payables	--	(28,909)	(28,909)
Accumulated other comprehensive income	--	(82,594)	(82,594)

Gain on sale of subsidiary	$--	$(160,681)	$(160,681)

Non-cash financing activities:
Forgiveness related party payables	$--	$--	$2,250

Common stock and note payable issued for
accrued compensation and expenses	$157,500	$212,218	$369,718

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 1  Nature of Business and Basis of Financial Statement Presentation

Axiom Oil and Gas Corp. (“Axiom” or the “Company”) was incorporated in Nevada on February 13, 2007 under the name TC Power Management Corp. and originally formed for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. Effective September 1, 2010, the Company changed its business strategy to the business of acquiring and exploring mineral properties. Accordingly, as of September 1, 2010, the Company is considered to be an exploration stage company.  On May 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name to Axiom Gold and Silver Corporation.  In addition, the Amendment increased the number of authorized shares of common stock from 100,000,000 to 300,000,000 and authorized the issuance of 10,000,000 preferred shares, the terms of which may be determined by the Board of Directors without the vote of shareholders. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. On August 27, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation and effective October 10, 2013 (i) changed its name to Axiom Oil and Gas Corp. to reflect its new business strategy of acquiring and exploring oil and gas properties; and  (ii) enacted a one-for-twenty-five (1:25) reverse stock split.  The Company remains an exploration stage company.  All share and per share data in these consolidated financial statements have been adjusted retroactively to reflect the stock splits.

On January 13, 2011, the Company entered into a material definitive agreement with Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”) whereby through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of  eighty thousand (80,000) of its common shares. The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico. Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased.  Axiom Mexico, as the surviving corporation in the merger and a wholly-owned subsidiary of the Company continues its existence under its current name and continues to be governed by the laws of the state of Chihuahua, Mexico.  This acquisition was accounted for as a basic business combination with the Company as the acquirer of Axiom Mexico.

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

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

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

Mineral Property Costs - The Company is currently in the exploration stage and has not yet realized any significant revenues from its new planned operations of acquiring and exploring oil and gas properties.  Through August 2013, we were primarily engaged in the acquisition and exploration of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation – Axiom Mexico considers the Mexican peso (“MXN”) to be its functional currency. Income and expense amounts for the period September 1, 2011 through May 31, 2012 were translated into US dollars ("US$") using the average rates during the periods.

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

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 3  Summary of Significant Accounting Policies (Continued)

Income Taxes – The Company accounts for income taxes under the provisions of ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At August 31, 2013, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.  Axiom Minerals is subject to the tax laws of Mexico and its tax year is on a calendar basis.

At August 31, 2013, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of August 31, 2013, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

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

Axiom Mexico’s expenses included in the accompanying consolidated statements of operations are as follows:

		Period from
		Inception of
		Exploration Stage
		September 1,
		2010) through
	August 31,	August 31,
	2012	2013

Expenses
Compensation	$121,421	$267,327
General and administrative	56,967	140,676
Exploration	192,088	351,683
Impairment of goodwill	--	525,477

Loss before other expenses	(370,476)	(1,285,163)

Foreign currency loss	(60,618)	(80,958)

Net loss	$(431,094)	$(1,366,121)

Note 5  Acquisitions

On January 13, 2011, we completed an acquisition of all of the outstanding shares of Axiom Mexico whereby through our wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of  eighty thousand (80,000) of our common shares.

The operating results of Axiom Mexico from January 13, 2011 to May 31, 2012 are included in the accompanying Consolidated Statements of Operations (see Note 4). The acquisition date fair value of the total consideration transferred was $500,000, which consisted of 80,000 shares of Company common stock valued at $6.25 per share.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

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

Note 6  Related Party Transactions

Professional Fees – Legal services are provided by a law firm in which a former Director serves as senior partner. The Director resigned effective May 18, 2012 and is no longer considered a related party.  Legal fees and related expenses amounted to approximately $52,000 through the nine months ended May 31, 2012.

Accounting and tax services are provided by an accounting firm in which our former Chief Financial Officer (“CFO”) provides consulting services. The CFO resigned effective May 18, 2012 and is no longer considered a related party.  Accounting and tax fees amounted to approximately $59,000 through the nine months ended May 31, 2012.

Consulting services were provided by entities in which a former Director is an owner. The Director resigned effective May 18, 2012 and is no longer considered a related party.  There is approximately $41,000 in expenses through the nine months ended May 31, 2012.

Other - The Company was obligated to its former Chief Executive Officer (“CEO”) for accrued and unpaid compensation and reimbursable expenses in the amount of $157,500.  In December 2012, the former CEO converted the amounts owed him into 50,000 shares of Company common stock and a $25,000 promissory note (see Note 8). The CEO resigned effective May 18, 2012 and is no longer considered a related party.

The Company is obligated to its current CEO, who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of August 31, 2013 and 2012 in the amounts of approximately $120,000 and $8,000, respectively (See Note 12).  Compensation and expenses amounted to approximately $137,000 and $135,000 in the years ended August 31, 2013 and 2012, respectively.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 6  Related Party Transactions (Continued)

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 8,488,720 shares of common stock at $0.025 per share. The fair value of the stock on that date was $0.75 per share and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

Note 7  Mineral Properties

With the sale of Axiom Mexico, effective May 31, 2012 we currently have no exploration expenditures.

On August 20, 2012, we entered into an option agreement to acquire 13 Fico claims located near Mt. Morrison in the Yukon Territory (the “Fico Claims”) for an aggregate amount of two hundred and fifty thousand Canadian Dollars ($250,000 CAD).  In February 2013, we were given notice that the Fico claim option agreement would lapse as of February 28, 2013.  We decided not to renegotiate the option agreement and it expired. It is our intention to refocus our efforts on acquiring and developing oil and gas assets.

The Company incurred exploration expenses as follows in the year ended August 31, 2012:

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

Interest expense in the years ended August 31, 2013 and 2012 is $3,852 and $2,406, respectively.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 9  Convertible Debentures

On July 5, 2013, the Board of Directors authorized the issuance of 20% Convertible Redeemable Debentures ("Convertible Debentures") in an aggregate principal amount not exceeding US $250,000.  The debentures mature between June 30, 2014 and July 30, 2014 and accrue interest at 20% per annum from the day of initial issuance.  As defined in the debenture agreement, the Convertible Debentures, at the option of the holder at any time commencing on December 31, 2013 until maturity, are convertible into shares of common stock of the Company, at a price of $0.25 per share on a post consolidated basis (as to be determined).

On July 9, 2013, the Company issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $25,000.

On August 15, 2013, the Company issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $5,000.

Interest expense amounted to $784 in the year ended August 31, 2013.

Note 10  Stockholders’ Deficiency

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 280,000 common shares for issuance under our 2010 Stock Option Plan.  In the period ended August 31, 2007, the Company sold 800,000 shares of common stock for cash of $500. In the year ended August 31, 2008, the Company sold 179,336 shares of its common stock for cash of $112,085. There were no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. Effective October 10, 2013, the Company enacted a one-for-twenty-five (1:25) reverse stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock splits.

Pursuant to a compensation agreement with a former Director, effective October 4, 2011 and 2010, the Company granted a stock award in the amount of 6,000 shares of Company common stock, an aggregate of 12,000 shares.  The Company recorded share-based compensation of $-0- and $151,500 (the fair value at date of grant) in the years ended August 31, 2013 and 2012.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, the Company issued eighty thousand (80,000) of its common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($6.25 per share) which represents the fair value on that date.

Pursuant to a compensation agreement with our former Vice President - Exploration, effective January 13, 2011, the Company granted a stock option award for the purchase of 24,000 shares of Company common stock at an exercise price of $6.25 per share.  The fair value of our common stock at date of grant was $16.75.  The fair value of the option, $386,632, was calculated using the Black-Scholes pricing model. The option vested over a two year period as follows: 6,000 shares immediately and 6,000 shares semi-annually through July 13, 2012; and was exercisable for ten years from the date of issuance. The option was forfeited upon the officer’s resignation effective May 18, 2012. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2012 was $81,870.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 10  Stockholders’ Deficiency (Continued)

Pursuant to a compensation agreement with our Director - Business Development (Current CEO), effective January 20, 2011, the Company granted a stock option award for the purchase of 12,000 shares of Company common stock at an exercise price of $6.25 per share (see Note 12). The fair value of our common stock at date of grant was $17.50. The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vested as follows: 6,000 shares immediately and 6,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2012 was $36,219.

Pursuant to a compensation agreement with our former CEO, effective January 24, 2011, the Company (i) issued 4,000 shares of common stock valued at $75,000 ($18.75 per share) and (ii) granted a stock option award for the purchase of 220,000 shares of Company common stock at an exercise price of $6.25 per share. The fair value of our common stock at date of grant was $18.75. The fair value of the option, $3,977,771, was calculated using the Black-Scholes pricing model. The option vested over a three year period as follows: 88,000 shares immediately, 56,000 shares, 52,000 shares and 24,000 shares on January 24, 2012, 2013 and 2014, respectively; and was exercisable for ten years from the date of issuance. The option was forfeited upon the officer’s resignation effective May 18, 2012.  The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2012 was $844,044.

Pursuant to a compensation agreement with a former Director, effective January 26, 2011, the Company granted a stock option award for the purchase of 12,000 shares of Company common stock at an exercise price of $6.25 per share. The fair value of our common stock at date of grant was $16.75.  The fair value of the option, $193,350, was calculated using the Black-Scholes pricing model. The option vested over a three year period as follows: 2,000 shares immediately, 2,000 shares, 4,000 shares and 4,000 shares on January 26, 2012, 2013 and 2014, respectively; and was exercisable for ten years from the date of issuance. The option was forfeited upon the director’s resignation effective May 18, 2012. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2012 was $67,373.

In January and February 2011, the Company sold 13,200 shares of common stock at $6.25 per share for gross proceeds of $82,500 to five non-US accredited investors pursuant to Regulation S.  The Company incurred offering costs of $2,500 pursuant to an escrow agreement.

In April and May 2011, the Company sold 64,000 shares of common stock at $6.25 per share for gross proceeds of $400,000 to three non-US accredited investors pursuant to Regulations S and one US accredited investor pursuant to Regulation D.

In June and July 2011, we sold 95,760 shares of common stock at $6.25 per share for gross proceeds of $598,500 to six non-US accredited investors pursuant to Regulations S and three US accredited investors pursuant to Regulation D. In addition, we incurred offering costs of $94,350 (10% of gross proceeds) on all sales pursuant to Regulation S.

In July 2011, we issued 10,000 shares of common stock for investor relations services.  The shares were valued at $487,500, the fair value at date of grant, and such amount was charged to operations as share-based expense at that date.

Pursuant to the compensation agreement with a former director, effective June 17, 2011, we granted a stock option award for the purchase of 4,000 shares of our common stock exercisable at $6.25 per share, the agreed upon fair value at date of grant. The option was fully vested and expired 10 years from date of grant. The option was forfeited upon the director’s resignation effective May 18, 2012.  The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option was charged to operations as share-based expense on the date of the grant.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 10  Stockholders’ Deficiency (Continued)

Effective June 17, 2011, we granted our former CFO an option to purchase 4,000 shares of common stock exercisable at $6.25 per share, the agreed upon fair value at date of grant.  The option vested over a two year period and expired 10 years from date of grant. The option was forfeited upon the officer’s resignation effective May 18, 2012.  The fair value of the option, $114,464, was calculated using the Black-Scholes pricing model. The fair value of the option was charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2012 was $40,831.

In December 2011, we received gross proceeds of $285,904 from the sale of 45,745 shares of common stock at $6.25 per share to one non-U.S. investor pursuant to Regulation S.

Effective August 16, 2012, our current CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 8,488,720 shares of common stock at $0.025 per share. The fair value of the stock on that date was $0.75 per share and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

In August 2012, we initiated an offering of up to a total of 480,000 shares of common stock and 48,000 warrants to purchase shares of common stock (collectively the “Units”).  The Units are being offered at US $0.625 per Unit for an aggregate purchase price of US $300,000.  The warrants are exercisable for a two year period at US $0.875 per share. Offering costs are 10% of the gross proceeds received plus warrants equal to 10% of the warrant equity for sales to non-US investors pursuant to Regulation S. There are no offering costs for sales to US investors pursuant to Regulation D.

In August 2012, we received gross proceeds of $10,000 from the sale of 16,000 Units at $0.625 per Unit which included 16,000 shares of common stock and warrants to purchase 1,600 shares of common stock at $0.875 per share to a non-US accredited investor pursuant to Regulation S.  We incurred offering costs of $1,000 (10% of gross proceeds) plus warrants to purchase 1,143 shares of common stock at $0.875 per share.

In September 2012, we received gross proceeds of $33,750 from the sale of 54,000 Units at $0.625 per Unit which included 54,000 shares of common stock and warrants to purchase 5,400 shares of common stock at $0.875 per share to three non-US accredited investors pursuant to Regulation S.  We incurred offering costs of $3,375 plus warrants to purchase 3,857 shares of common stock at $0.875 per share

In December 2012, our former CEO converted $157,500 of accrued and unpaid compensation and reimbursable expenses owed him into 50,000 shares of Company common stock valued at $132,500 and a $25,000 promissory note (see note 8).

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 10  Stockholders’ Deficiency (Continued)

Warrant activity for the year ended August 31, 2013 is as follows:

	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	2,743	$0.875
Granted/Sold	9,257	$0.875
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2013	12,000	$0.875	1.04 Years	$ --

	August 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	--
Granted/Sold	2,743	$0.875
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2012	2,743	$0.875	2.0 Years	$ --

The fair value of the warrants, an aggregate of $1,848 for the year ended August 31, 2013 and $560 for the year ended August 31, 2012, is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

	Years ended
	August 31,
	2013	2012

Dividend Yield	--%	--%
Risk-Free Interest Rate	0.27%	0.22%
Expected Life	2.0 Years	2.0 Years
Expected Volatility	57.49%	58.62%

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. As of August 31, 2013, 268,000 shares of common stock are available for issuance under the plan.

The following table summarizes options transactions under the 2010 Stock Option Plan for the periods.

	For the Year Ended
	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2013	12,000	$6.25	2.39 Years	$ --

Exercisable at August 31, 2013	12,000	$6.25	2.39 Years	$ --

	For the Year Ended
	August 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	$ --
Granted/Sold	278,000	6.25
Expired/Cancelled	--	--
Forfeited	(266,000)	6.25
Exercised	--	--
Outstanding at August 31, 2012	12,000	$6.25	3.64 Years	$ --

Exercisable at August 31, 2012	12,000	$6.25	3.64 Years	$ --

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 11  Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	Years ended
	August 31,
	2013	2012
Deferred tax assets
Pre-operating costs	$183,207	$197,576
Equity-based payments	71,872	71,872
Net operating loss carryforward	398,545	268,652
Valuation allowance	(653,624)	(538,100)

	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended August 31, 2013 and 2012 as follows:

	Years Ended
	August 31,
	2013	2012

U.S. statutory rate	(34%)	(34%)
State income tax – net of federal benefit	(5%)	(5%)
Change in valuation allowance	39%	39%

Effective Rate	--	--

At August 31, 2013, the Company had approximately $475,000 of capitalized pre-operating costs that have not been deducted for tax purposes. These costs are being amortized in the 180 month period beginning June 1, 2011, the commencement of exploration operations. No tax benefit has been reported in the August 31, 2013 and 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased (decreased) by approximately $115,000 and $(1,388,000) in the years ended August 31, 2013 and 2012, respectively.

Note 12

Commitments

Compensation Agreements

On January 14, 2011 we entered into an agreement with Robert Knight pursuant to which in return for serving as Director - Business Development (a non-executive position), Mr. Knight received $7,500 per month and options to purchase 12,000 shares of our common stock exercisable at $6.25 per share. The options vested over a one year period and expire 5 years from the date of the grant. The initial term of the agreement was for a one year period.  On May 18, 2012, upon the resignations of certain officers and directors, the Company appointed Mr. Knight, CEO, CFO, Secretary and a Director. Compensation remains at $7,500 per month on a month to month basis.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

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

Pooling Agreement

Effective January 13, 2011, certain shareholders (the “Shareholders”) owning 772,000 shares of Company common stock entered into a share pooling agreement. Terms of the agreement are summarized as follows:

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

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 12  Commitments (Continued)

Lease Agreements

In February 2011, we entered into a one year lease for administrative office space in Oro Valley, Arizona. The lease was effective through February 29, 2012 at a cost of $900 per month.  Currently we lease the facility on a month to month basis at a cost of $125 per month.

Rent expense for the years ended August 31, 2013 and 2012 amounted to approximately $2,000 and $13,000 (including Axiom Mexico), respectively.

Note 13  Subsequent Events

In September, 2013, we issued Convertible Debentures to two non-US resident accredited investors pursuant to Regulation S in the aggregate amount of $35,000.

In October, 2013, we issued Convertible Debentures to two non-US resident accredited investors pursuant to Regulation S in the aggregate amount of $15,000.

Effective October 16, 2013, we entered into a consulting agreement for assistance in certain business and corporate matters, such as strategic and business plans, expansion of the Company's shareholder base and financing alternatives. The term of the agreement is for a period of 90 days from the effective date. We issued the consultant a total of 700,000 shares of Company common stock valued at $140,000, the fair value on the effective date, as compensation under the agreement.

Effective October 17, 2013, we entered into a definitive agreement with American Midwest Oil and Gas Corp. ("AMOG") to participate, through a joint venture, in the exploration and development of certain oil and gas wells located in Montana that are currently held by AMOG. The agreement is pending the Company's full due diligence on the AMOG assets, which is to be completed within 60 days of the execution of the agreement. Upon completion of due diligence and acceptance by the Company, both parties will enter into a Participation Agreement, whereby, in general the Company will participate on a 1/3 for 1/4 through to the tanks basis such that we will have a 100% working interest and a 75% net revenue interest after payment of royalties and taxes. Both the Company and AMOG will share in the operating expenses on a 75%/25% basis.

On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.

On October 25, 2013, we entered into a Farmout Agreement with AMOG. This is a related party transaction as our majority shareholder and sole director and officer, at that date, is also an affiliate of AMOG. The Farmout Agreement gives us the right to drill a well, and potentially additional wells, on the land underlying leases held by AMOG as defined in the agreement.

On October 30, 2013, we settled an outstanding payable in the amount of approximately $125,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share.

AXIOM OIL AND GAS CORP.

(Formerly Axiom Gold and Silver Corp.)

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 13

Subsequent Events (Continued)

On October 31, 2013, we settled an outstanding payable in the amount of $8,348 through the issuance of an option to purchase 33,000 shares of our common stock. The option has a five-year term ending October 31, 2018 and an exercise price of $0.25 per share.

Effective October 31, 2013, the Company granted its CEO/Director a 5 year option to purchase 500,000 shares of Company common stock with an exercise price $0.25 per share. The option vests over an 18 month period, as defined in the agreement.

On November 4, 2013, the Company appointed Frank Lamendola as a Director and its Chief Financial Officer and appointed Ryan Kerr as a Director.  Mr. Lamendola was granted a 5 year option to purchase 300,000 shares of Company common stock with an exercise price of $0.25 per share and Mr. Kerr was granted a 5 year option to purchase 150,000 shares of Company common stock with an exercise price of $0.25 per share.  Both options vest over an 18 month period, as defined in the agreements. In connection with the appointment, Mr. Lamendola and Mr. Kerr entered into the Company’s standard form of Indemnification Agreement. Pursuant to this agreement, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify Mr. Lamendola and Mr. Kerr to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of their services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries.

On December 10, 2013, we issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $20,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The reason we believe our disclosure controls and procedures are not effective is because:

1.

Only one director;

2.

No segregation of duties;

3.

No audit committee; and

4.

Ineffective controls over financial reporting.

Management's annual report on internal control over financial reporting

Robert Knight, our Chief Executive Officer and Frank Lamendola, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2013.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of August 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

•

We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.

•

We do not maintain appropriate cash controls - Due to our very limited staff, including accounting personnel, we lack a proper segregation of functions, duties and responsibilities with respect to our cash process.

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

The name, address, age and position of our present officers and director is set forth below:

Name	Age	Position
Robert Knight	56	Chief Executive Officer, Director
Frank Lamendola	54	Chief Financial Officer, Director
Ryan Kerr	42	Director

Robert Knight:

President, Chief Executive Officer and Director

Mr. Knight has served as Chief Executive Officer, Chief Financial Officer and Director since May 2012.  Since September 1994, Mr. Knight has been the President of Knight Financial Ltd., where he has organized and participated in many corporate finance transactions.  Mr. Knight was awarded an MBA degree from Edinburgh School of Business, Herriot-Watt University in December 1998.

Frank Lamendola

Chief Financial Officer and Director

From November 2006 through the present, Mr. Lamendola has been a consultant with Spire Group, PC (formerly SGA Group PC) which is a public accounting firm.  From 1982 to August 2006, he worked with the firm, Moore Stephens, P.C. and was a partner there from 1996 through August 2006.  Mr. Lamendola received his Bachelors of Business Administration from Pace University, New York, NY in 1981.

Ryan Kerr

Director

From 2004 to August 2006, Mr. Kerr was Operations Manager for NBI Services where he managed all operations on existing production, handled all state and regulatory issues, headed up all drilling and rework programs and implemented a 350+ wells large water flood project.  From September 2006 to December 2008 he worked for C&J Exploration as Operations Manager implemented sizable drilling program in Oklahoma and designing and implementing a nitrogen gas flood.  From 2009 to present Mr. Kerr has been an independent consultant where, primarily, he managed production oil and gas production in Oklahoma.  Mr. Kerr received his B.S. Earth Science from Northeastern Oklahoma State University 1994.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ending August 31, 2013 and 2012.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year Ended August 31	Salary $	Bonus $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
John E.
Larson, CEO	2013	0	0	0	0	0	0	0	0
Principal	2012	127,500	0	0	844,044	0	0	0	971,544
Executive
Officer (2)
Francisco Quiroz,
CEO, VP	2013	0	0	0	0	0	0	0	0
Exploration (3)	2012	118,150	0	0	81,870	0	0	0	200,020
Frank
Lamendola	2013	0	0	0	0	0	0	0	0
Principal	2012	69,850 (5)	0	0	40,831	0	0	0	110,681
Accounting
Officer (4)
Robert Knight	2013	90,000	0	0	0	0	0	0	90,000
President, CEO, CFO,	2012	90,000	0	6,154,322	36,219	0	0	0	6,280,541
Principal Accounting
Officer, Secretary,
Treasurer, Director (6)

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

(3)

Mr. Quiroz was appointed CEO effective January 13, 2011 and resigned January 24, 2011.  Mr. Quiroz resigned as VP Exploration May 18, 2012

(4)

Mr. Lamendola was appointed CFO effective October 18, 2010 and resigned May 18, 2012

(5)

Represents $69,850 of fees paid pursuant to a consulting agreement entered into with an entity affiliated with Mr. Lamendola

(6)

Mr. Knight was appointed President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, and Director effective May 18, 2012.

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. During the year ended August 31, 2011, options to purchase 278,000 shares of common stock were granted under the plan and during the year ended August 31, 2012, 266,000 options were subsequently terminated under the plan.

As of August 31, 2013 and 2012, there are no other stock option plans, stock appreciation rights, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Grants of Plan Based Awards
Closing
		Number of	Exercise	Market	Grant Date
		Securities	Price of	Price on	Fair Value of
		Underlying	Options	Date of	Stock Options
Name	Grant Date	Option #	Awards (#/Sh)	Grant	Awards
None

Outstanding Equity Awards at Fiscal Year-end

As of the year ended August 31, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Equity
Incentive
Plan
			Equity					Awards
			Incentive					Number	Value
	Number		Plan			Number		Of	Of
	of		Awards			of		Unearned	Unearned
	Securities		Number				Market	Shares,	Shares,
	Underlying		of			Shares of	Value of	Units or	Units or
	Unexercised		Securities			Units of	Shares	Other	Other
	Options		Underlying	Option	Option	Stock	Or Units	Rights	Rights
	#	#	Unexercised	Exercise	Expiration	Not	Not	Not	Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
Robert Knight	12,000	-	-	6.25	1/20/16	-	-	-	-

Compensation of Directors

The following table sets forth information concerning the compensation paid to each of our non-employee directors during the fiscal year ended August 31, 2013:

	Fee			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Or Paid	Stock	Options	Plan	Compensation	All Other
Name	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($) (1)	($) (1)	($)	($)	($)	($)
None

Effective May 18, 2012, the Company appointed Mr. Robert Knight CEO, CFO, Secretary and a Director and Dr. Larson resigned as CEO and Director of the Company, Mr. Lamendola resigned as CFO of the Company, Mr. Quiroz resigned as Vice President-Exploration and Director and Mr. Sanders, Mr. Rojas and Mr. Friedrich resigned as Directors of the Company. As a result of the resignations, non-vested options to purchase 92,667 shares of Company common stock were immediately forfeited and the exercise date of vested options to purchase 173,333 shares of Company common stock was accelerated to three months after the date of resignation (August 18, 2012) per the terms of the option agreements.  None of these options were exercised.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2013, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class
Common Stock:	Robert Knight(1)	8,887,826 Shares	89.7%
Common Stock	All directors and named executive officers as a group	8,887,826 Shares	89.7%

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

We are obligated to our current CEO, who is also a stockholder, for accrued and unpaid compensation and reimbursable expenses as of August 31, 2013 in the amount of approximately $120,000.

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

Director Independence

Our Directors are not independent as that term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.   Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$38,600	Cowan, Gunteski & Co. PA

2013	$5,000	Meyler & Company LLC

2012	$55,750	Meyler & Company LLC

Audit-Related Fees. For the fiscal year ended August 31, 2013 and 2012, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended August 31, 2013 and 2012, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

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

AXIOM OIL AND GAS CORP.

By:	/s/ Robert Knight
Robert Knight December 13, 2013
President, CEO, Secretary, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert Knight     December 13, 2013

Robert Knight

Its: President, CEO, Secretary, and Director