Form 10-Q
period 2013-11-30
AXIOM OIL & GAS CORP.
filed 2014-01-21
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Oil and Gas Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdictionof incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X Yes   ☐No

As of January 16, 2014, there were 10,812,774 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Axiom Oil and Gas Corp. (“Axiom Oil and Gas”) as of November 30, 2013, and for the three months ended November 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Axiom Oil and Gas’s Form 10-K filing with the SEC for the year ended August 31, 2013.  In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The results of operations for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO FINANCIAL STATEMENTS

F-2	Balance Sheets as of November 30, 2013 (unaudited) and August 31, 2013.

F-3	Statements of Operations for the three months ended November 30, 2013 and 2012 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2013 (unaudited).

F-4	Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2013 (unaudited).

F-7	Statements of Cash Flows for the three months ended November 30, 2013 and 2012 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2013 (unaudited).

F-9	Notes to Financial Statements (unaudited).

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Balance Sheets

	November 30,	August 31,
	2013	2013
	(Unaudited)

ASSETS

Current assets
Cash	$3,260	$362

Total current assets	3,260	362

Other	1,400	1,400

Total assets	$4,660	$1,762

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$407,304	$510,539
Notes payable	102,000	67,000
Convertible debentures	80,000	30,000

Total liabilities	589,304	607,539

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 10,812,774 and 9,912,761 shares
issued and outstanding at November 30, 2013
and August 31, 2013, respectively	10,813	9,913
Additional paid-in capital	13,723,823	13,495,337
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(14,197,418)	(13,989,165)

Total stockholders’ deficiency	(584,644)	(605,777)

Total liabilities and stockholders’ deficiency	$4,660	$1,762

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2013	2012	2013

Expenses
Compensation	$68,424	$22,500	$5,426,293
General and administrative	212,535	40,014	1,883,713
Exploration	--	--	351,683
Impairment of goodwill	--	--	525,477

Loss before other income (expenses)	(280,959)	(62,514)	(8,187,166)

Other income (expenses)
Interest expense	(4,774)	(598)	(13,133)
Forgiveness of debt income	77,480	--	77,480
Foreign currency loss	--	--	(80,958)
Gain on sale of subsidiary	--	--	160,681
Finance costs, share-based	--	--	(6,154,322)

Net other income (expenses)	72,706	(598)	(6,010,252)

Net loss	$(208,253)	$(63,112)	$(14,197,418)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of common
shares outstanding – basic and diluted	10,327,054	9,850,563

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2013
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

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2013
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance August 31, 2011 - Forwarded	1,252,296	$1,252	$5,457,842	$17,945	$(121,862)	$(5,411,267)	$(56,090)

Stock based compensation for options issued to employees
and directors	--	--	1,070,337	--	--	--	1,070,337

Common stock issued for compensation at $25.25 per share	6,000	6	151,494	--	--	--	151,500

Common stock issued for cash at $6.25 per share	45,745	46	285,858	--	--	--	285,904

Common stock issued for accrued compensation and
expenses	8,488,720	8,489	6,358,051	--	--	--	6,366,540

Common stock issued for cash at $0.625 per share	16,000	16	9,984	--	--	--	10,000

Offering costs	--	--	(1,000)	--	--	--	(1,000)

Foreign currency translation	--	--	--	(17,945)	--	--	(17,945)

Net loss for the year ended August 31, 2012	--	--	--	--	--	(8,276,490)	(8,276,490)

Balance August 31, 2012	9,808,761	9,809	13,332,566	--	(121,862)	(13,687,757)	(467,244)

Common stock issued for cash at $0.625 per share	54,000	54	33,696	--	--	--	33,750

Offering costs	--	--	(3,375)	--	--	--	(3,375)

Common stock issued for accrued compensation
and expenses	50,000	50	132,450	--	--	--	132,500

Net loss for the year ended August 31, 2013	--	--	--	--	--	(301,408)	(301,408)

Balance - August 31, 2013 - Forward	9,912,761	$9,913	$13,495,337	$--	$(121,862)	$(13,989,165)	$(605,777)

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2013
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance - August 31, 2013 - Forwarded	9,912,761	$9,913	$13,495,337	$--	$(121,862)	$(13,989,165)	$(605,777)

Common stock issued for rounding of shares in reverse stock
split	13	--	--	--	--	--	--

Common stock issued for consulting compensation at $0.20
per share	700,000	700	139,300	--	--	--	140,000

Common stock issued for debt settlement at $0.20 per share	200,000	200	39,800	--	--	--	40,000

Stock based compensation for options issued to employees
and directors	--	--	45,924	--	--	--	45,924

Stock option issued for debt settlement	--	--	3,462	--	--	--	3,462

Net loss for the three months ended November 30, 2013	--	--	--	--	--	(208,253)	(208,253)

Balance - November 30, 2013	10,812,774	$10,813	$13,723,823	$--	$(121,862)	$(14,197,418)	$(584,644)

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(208,253)	$(63,112)	$(14,197,418)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	185,924	--	5,261,466
Forgiveness of debt income	(77,480)	--	(77,480)
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	--	3,937
Foreign currency loss	--	--	80,958
Impairment of goodwill	--	--	525,477
Related party rent expense	--	--	3,000
Gain on sale of subsidiary	--	--	(160,681)
Changes in assets and liabilities:
Net VAT receivable	--	--	(87,751)
Prepaid expenses and other current assets	--	4,482	981
Other	--	--	(1,254)
Accounts payable and accrued expenses	52,707	23,228	1,085,739

Net cash used in operating activities	(47,102)	(35,402)	(1,408,704)

Cash flows from investing activities
Acquisition of equipment	--	--	(7,454)
Cash received in acquisition	--	--	3,435

Net cash used in investing activities	--	--	(4,019)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	50,000	--	80,000
Proceeds from issuance of common stock	--	33,750	1,410,654
Offering costs	--	(3,375)	(101,225)
Proceeds (payments) related parties - net	--	--	(18,680)
Proceeds from notes payable	--	--	42,000

Net cash provided by financing activities	50,000	30,375	1,412,749

Net increase (decrease) in cash	2,898	(5,027)	26

Adjustment for change in exchange rate	--	--	3,081

Cash balance, beginning of periods	362	5,352	153

Cash balance, end of periods	$3,260	$325	$3,260

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2013	2012	2013

Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$--	$3,435
Net VAT receivable	--	--	9,667
Prepaid expenses and other current assets	--	--	1,169
Security deposit	--	--	990
Furniture and equipment	--	--	7,476
Accounts payable and accrued expenses	--	--	(625)
Related party payables	--	--	(47,589)

Net liabilities acquired	$--	$--	$(25,477)

Sale of investments in Axiom Mexico
Other current assets	$--	$--	$188
Net VAT receivable	--	--	97,488
Property and equipment	--	--	9,548
Other	--	--	844
Accounts payable and accrued expenses	--	--	(157,246)
Related party payables	--	--	(28,909)
Accumulated other comprehensive income	--	--	(82,594)

Gain on sale of subsidiary	$--	$--	$(160,681)

Non-cash financing activities:
Common stock issued for debt	$40,000	$--	$40,000
Note payable issued for debt	35,000	--	35,000
Stock option issued for debt	3,462	--	3,462
Forgiveness related party payables	--	--	2,250
Common stock issued for accrued compensation
and expenses	--	--	369,718

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation (Continued)

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position as of November 30, 2013 and the results of operations and cash flows for the three months ended November 30, 2013 and 2012 and the period from inception of exploration stage (September 1, 2010) through November 30, 2013. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2013.

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 3	Summary of Significant Accounting Policies

Other significant accounting policies are set forth in note 3 of the audited consolidated financial statements included in the Company’s 2013 annual report on Form 10-K

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
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

Recently Issued Accounting Pronouncements - There are several new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Subsequent Events – In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

Note 4	Related Party Transactions

Accounting and tax services are provided by an accounting firm in which our Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to approximately $7,500 in the three months ended November 30, 2013 and a balance of approximately $70,000 is owed for prior services rendered.

The Company is obligated to its CEO, who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of November 30, 2013 and August 31, 2013 in the amounts of approximately $135,000 and $120,000, respectively. Compensation and expenses amounted to approximately $34,000 and $40,000 in the three months ended November 30, 2013 and 2012, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 5	Notes Payable

On November 9, 2010, we borrowed $10,000 from an unrelated party for working capital purposes. The note is unsecured and was due November 9, 2011 with 8% interest per annum.

In April 2011, we borrowed $20,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 8% interest per annum.

On December 7, 2012, we borrowed $10,000 from an unrelated party for working capital purposes.  The note is unsecured, non-interest bearing and payable on demand.

On December 13, 2012, we incurred a $25,000 note payable to our former CEO as part of a mutual release and settlement agreement for accrued and unpaid compensation and reimbursable expenses owed him.  The note is unsecured and payable on demand with 7% interest per annum

On January 7, 2013, we borrowed $2,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 15% interest per annum.

On October 30, 2013, we incurred a $35,000 note payable, due January 31, 2014, in conjunction with a settlement of an outstanding payable (See Note 10).  The note is unsecured with interest at 8% per annum.

Interest expense in the three months ended November 30, 2013 and 2012 is $1,347 and $598, respectively.

Note 6	Convertible Debentures

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 6	Convertible Debentures (Continued)

On July 9, 2013, we issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $25,000.

On August 15, 2013, we issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $5,000.

In September, 2013, we issued Convertible Debentures to two non-US resident accredited investors pursuant to Regulation S in the aggregate amount of $35,000.

In October, 2013, we issued Convertible Debentures to two non-US resident accredited investors pursuant to Regulation S in the aggregate amount of $15,000.

Interest expense amounted to $3,427 in the three months ended November 30, 2013.

Note 7	Stockholders’ Deficiency

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 3,000,000 and 280,000 common shares for issuance under our 2013 and 2010 Stock Option Plans.  In the period ended August 31, 2007, the Company sold 800,000 shares of common stock for cash of $500. In the year ended August 31, 2008, the Company sold 179,336 shares of its common stock for cash of $112,085. There were no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. Effective October 10, 2013, the Company enacted a one-for-twenty-five (1:25) reverse stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock splits.

Pursuant to a compensation agreement with a former Director, effective October 4, 2011 and 2010, the Company granted a stock award in the amount of 6,000 shares of Company common stock, an aggregate of 12,000 shares valued at $189,000.

Pursuant to the acquisition agreement with Axiom Mexico on January 13, 2011, the Company issued eighty thousand (80,000) of its common shares to the shareholders of Axiom Mexico. The shares were valued at $500,000 ($6.25 per share) which represents the fair value on that date.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
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

Pursuant to a compensation agreement with our former CEO, effective January 24, 2011, the Company issued 4,000 shares of common stock valued at $75,000 ($18.75 per share).

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
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

Effective October 16, 2013, we issued a consultant a total of 700,000 shares of Company common stock valued at $140,000, $0.20 per share being the fair value on the effective date, as compensation under the related agreement (see Note 9).

Effective October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share. The fair value of the common stock on the effective date is $0.20 per share and the $40,000 value of the shares offset the payable balance.  The remainder of the payable balance of $48,844 is recorded as forgivness of debt income in the three months ended November 30, 2013.

Effective October 31, 2013, the Company granted a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $52,392, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 200,000 shares immediately and 100,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2013 is $24,159.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Effective October 31, 2013, the Company granted a stock option award for the purchase of 33,000 shares of Company common stock at an exercise price of $0.25 per share to a former director in settlement of $8,348 owed for past services. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $3,462, was calculated using the Black-Scholes pricing model. The option is fully vested and is exercisable for five years from the date of issuance. The fair value of the option offset the payable balance and the remainder of $4,886 is recorded as forgiveness of debt income in the three months ended November 30, 2013.

Effective November 1, 2013, the Company granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $31,468, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2013 is $14,510.

Effective November 1, 2013, the Company granted a stock option award for the purchase of 150,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $15,734, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 75,000 shares immediately and 25,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2013 is $7,255.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Warrant activity for the three months ended November 30, 2013 and the year ended August 31, 2013 is as follows:

November 30, 2013
(Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$0.875
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
November 30, 2013	12,000	$0.875	0.79 Years	$--

	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	2,743	$0.875
Granted/Sold	9,257	$0.875
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2013	12,000	$0.875	1.04 Years	$--

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The fair value of the warrants, an aggregate of $1,848 for the year ended August 31, 2013 is estimated on the date of grant using the Black-Scholes pricing model.

The following weighted-average assumptions were made in estimating fair value of the warrants and options:

	Year Ended August 31,	Three Months Ended November 30,
	2013	2013	2012

Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	0.27%	1.33%	0.27%
Expected Life	2.0 Years	5.0 Years	2.0 Years
Expected Volatility	57.49%	68.92%	57.49%

2013 Stock Option Plan
On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.  As of November 30, 2013, 2,017,000 shares of common stock are available for issuance under the 2013 Option Plan.

2010 Stock Option Plan
The 2010 Stock Option Plan ("2010 Plan"), adopted by the Board of Directors on January 31, 2011, is intended to provide an incentive to our executive officers, directors, employees, independent contractors or agents who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the 2010 Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value.

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the 2010 Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2010 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2010 Plan has a term of ten years, unless sooner terminated by the Board. As of November 30, 2013, 268,000 shares of common stock are available for issuance under the 2010 Plan.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The following table summarizes options transactions under the 2013 and 2010 Stock Option Plans for the periods.

	For the Three Months Ended
	November 30, 2013 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning				-
of period	12,000	$6.25
Granted/Sold	983,000	$0.25
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at November 30, 2013	995,000	$0.32	4.89 Years	$--

Exercisable at November 30, 2013	470,000	$0.40	4.85 Years	$--

	For the Year Ended
	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2012	12,000	$6.25	2.39 Years	$--

Exercisable at August 31, 2012	12,000	$6.25	2.39 Years	$--

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The weighted-average grant-date fair value of options granted during the three months ended November 30, 2013 was $0.10.  No options were exercised during the period.

Summary of non-vested options as of and for the three months ended November 30, 2013 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	983,000	$0.10
Vested	(458,000)	$0.10
Forfeited	--	$--

Non-vested at November 30, 2013 (Unaudited)	525,000	$0.10

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 8	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	November 30,	August 31,
	2013	2013
	(Unaudited)
Deferred tax assets:
Pre-operating costs	$179,614	$183,207
Equity-based payments	143,639	71,872
Net operating loss carryforward	394,559	398,545
Valuation allowance	(717,812)	(653,624)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three months ended November 30, 2013 and 2012 due to changes in the valuation allowance.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $64,000 and $115,000 in the three months ended November 30, 2013 and the year ended August 31, 2013, respectively.

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

Pursuant to indemnification agreements, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify all its officers and directors to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of his services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9	Commitments (Continued)

Pooling Agreement

Effective January 13, 2011, certain shareholders (the “Shareholders”) owning approximately 772,000 shares of Company common stock entered into a share pooling agreement. Terms of the agreement are summarized as follows:

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9	Commitments (Continued)

2.  Release from Pooling Arrangement

While the shares are subject to the pooling arrangement, the Shareholders to the pooling agreement shall not assign, deal with, pledge, sell, trade or transfer in any manner whatsoever, or agree to do so in the future, any of the shares or any beneficial interest in them, except as set out in this Section.  Except in respect of the following, the Company shall not effect or acknowledge any transfer, trade, pledge, mortgage, lien, assignment, declaration of trust or any other documents evidencing a change in the legal or beneficial ownership of or interest in the shares.  Any shares sold shall be executed as agreed upon by the Shareholders but the release of shares from the pooling arrangement will be on a pro rata basis.  A Shareholder may elect not to participate in the sale of shares.  The sale of the shares is not cumulative and at the end of each period described below shares not sold will not carry forward into the next period:

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

Rent expense for the three months ended November 30, 2013 and 2012 amounted to $400 and $500, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9	Commitments (Continued)

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

Note 10	Forgiveness of Debt Income

In the three months ended November 30, 2013, we settled approximately $156,000 in payables through the issuance of notes payable ($35,000), common stock ($40,000) and a stock option ($3,462) resulting in $77,480 in forgiveness of debt income (See Notes 5 and 7).

Note 11	Subsequent Events

On December 10, 2013, we issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $20,000.

On January 13, 2014, we issued a convertible debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $5,000.

On January 13, 2014, the pooling agreement expired (See Note 9).

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

Other accounting policies are described in the notes to the financial statements included in this Quarterly Report and our Annual Report for the year ended August 31, 2013.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2013.

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

We now plan to focus our business strategy on the exploration and development of oil and gas leases, mainly in the United States of America.  On October 10, 2013 we changed our name to Axiom Oil and Gas Corp.

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

Operating Agreement

The Farmout Agreement deems an Operating Agreement between us and AMOG to be effective as of the date of signing. The Operating Agreement is the standard American Association of Land Man Form 610 – 1989 Model Form Operating Agreement.

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

If the necessary funds are raised to drill a well in Toole County we will work closely with American Midwest Oil and Gas Corp. to identify the location of the first well.  American Midwest Oil and Gas is the operator, so they will contract all of the necessary contractors to drill and complete a well.  Our function, initially, will be to provide capital for the project.

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

For the three months ended November 30, 2013, as compared to the three months ended November 30, 2012.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the three months ended November 30, 2013, our total operating expenses were $280,959, as compared to total operating expenses of $62,514 for the three months ended November 30, 2012, an increase of $218,445. Our total operating expenses consist primarily of compensation, legal expenses, accounting expenses and stock based compensation related to being a public company. The increase in operating expenses in the three months ended November 30, 2013, primarily results from stock based compensation we incurred through the issuance of stock to a consultant ($140,000) and the issuance of stock options to our officers and directors ($45,924). We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Income (Expenses). For the three months ended November 30, 2013, we have other income of $72,706, which consists of $77,480 of forgiveness of debt income net of $4,774 of interest expense. For the three months ended November 30, 2012, we had interest expense of $598.

Net Loss.  For the three months ended November 30, 2013, our net loss was $208,253, as compared to the three months ended November 30, 2012, in which our net loss was $63,112.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $3,260 as of November 30, 2013 and total assets of $4,660 as of that date. As of August 31, 2013, we had cash of $362 and total assets of $1,762. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  In the three months ended November 30, 2013, we received $50,000 in financing through the issuance of convertible debentures to four non-US resident accredited investors.  Additionally, in December 2013 and January 2014, we received a total of $25,000 in financing through the issuance of convertible debentures to two non-US resident accredited investors. Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of November 30, 2013, our total liabilities were $589,304 comprised of $407,304 in accounts payable and accrued expenses (including, $135,000 owed to our CEO/President, for accrued compensation and expenses), $102,000 in notes payable to non-affiliates and $80,000 in convertible debentures. As of August 31, 2013, our total liabilities were $607,539 comprised of $510,539 in accounts payable and accrued expenses (including, $120,000 owed to our current CEO for accrued compensation and expenses), $67,000 in notes payable to non-affiliates and $30,000 in convertible debentures.

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

In July and August 2013 we received $30,000 through the sale of convertible debentures to two non-US accredited investors pursuant to Regulation S.  The debentures are due and payable between June 30, 2014 and July 30, 2013 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

In September 2013 we received $35,000 through the sale of convertible debentures to two non-US accredited investors pursuant to Regulation S.  The debentures are due and payable between June 30, 2014 and July 30, 2014, and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

In October, 2013, we received $15,000 through the sale of convertible debentures to two non-US resident accredited investors pursuant to Regulation S. The debentures are due and payable June 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

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

On October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share.

In December 2013, we received $20,000 through the sale of a convertible debenture to a non-US accredited investor pursuant to Regulation S.  The debenture is due and payable June 30, 2014 and carries an interest rate of 20% per annum and is convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

In January 2014, we received $5,000 through the sale of a convertible debenture to a non-US accredited investor pursuant to Regulation S.  The debenture is due and payable June 30, 2014 and carries an interest rate of 20% per annum and is convertible at $.25 per share at any time after issuance on a post consolidated basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of Robert Knight, our Chief Executive Officer and Frank Lamendola our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Knight and Mr. Lamendola concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2013 we received $35,000 through the sale of convertible debentures to two non-US accredited investors pursuant to Regulation S.  The debentures are due and payable between June 30, 2014 and July 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013.

In October, 2013, we received $15,000 through the sale of convertible debentures to two non-US resident accredited investors pursuant to Regulation S. The debentures are due and payable June 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013.

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

On October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share.

On December 10, 2013, we received $20,000 through the sale of a convertible debenture to one non-US resident accredited investor pursuant to Regulation S. The debenture is due and payable June 30, 2014 and carries an interest rate of 20% per annum and is convertible at $.25 per share any time after December 31, 2013.

On January 13, 2014, we received $5,000 through the sale of a convertible debenture to one non-US resident accredited investor pursuant to Regulation S. The debenture is due and payable June 30, 2014 and carries an interest rate of 20% per annum and is convertible at $.25 per share at any time after issuance.

We used the proceeds from the convertible debenture sales for general working capital to pay the costs of operations.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Axiom Oil and Gas Corp.

By: /s/ Robert Knight
      Robert Knight
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date: January 17, 2014

By: /s/ Frank Lamendola
      Frank Lamendola
Its: Chief Financial Officer, Director (Acting Principal Accounting Officer).
Date: January 17, 2014