Form 10-Q
period 2014-02-28
AXIOM OIL & GAS CORP.
filed 2014-04-14
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Oil and Gas Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1846 E. Innovation Park Dr. Oro Valley, AZ 85755
(Address of principal executive offices)

(303) 872-7814
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  oNo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X  ☐No

As of April 11, 2014, there were 11,252,774 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Axiom Oil and Gas Corp. (“Axiom”) as of February 28, 2014, and for the three and six months ended February 28, 2014 and February 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited  financial statements and notes thereto contained in Axiom’s Form 10-K filing with the SEC for the year ended August 31, 2013.  In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The results of operations for the six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO  FINANCIAL STATEMENTS

F-1	Balance Sheets as of February 28, 2014 (unaudited) and August 31, 2013.

F-2
Statements of Operations for the three and six months ended February 28, 2014 and February 28, 2013 and the period from Inception of Exploration Stage (September 1, 2010) through February 28, 2014 (unaudited).

F-3	Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through February 28, 2014 (unaudited).

F-6	Statements of Cash Flows for the six months ended February 28, 2014 and February 28, 2013 and the period from Inception of Exploration Stage (September 1, 2010) through February 28, 2014 (unaudited).

F-8	Notes to Financial Statements (unaudited).

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Balance Sheets

	February 28,	August 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets
Cash	$59	$362

Total current assets	59	362

Other	1,400	1,400

Total assets	$1,459	$1,762

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$391,259	$510,539
Notes payable	137,000	67,000
Convertible debentures	105,000	30,000

Total liabilities	633,259	607,539

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 11,252,774 and 9,912,761 shares
issued and outstanding at February 28, 2014
and August 31, 2013, respectively	11,253	9,913
Additional paid-in capital	13,971,732	13,495,337
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(14,492,923)	(13,989,165)

Total stockholders’ deficiency	(631,800)	(605,777)

Total liabilities and stockholders’ deficiency	$1,459	$1,762

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Six Months Ended		2010) through
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014

Expenses
Compensation	$87,849	$22,500	$156,273	$45,000	$5,514,142
General and administrative	200,738	45,088	413,273	85,102	2,084,451
Exploration	--	--	--	--	351,683
Impairment of goodwill	--	--	--	--	525,477

Loss before other income (expenses)	(288,587)	(67,588)	(569,546)	(130,102)	(8,475,753)

Other income (expenses)
Interest expense	(6,918)	(1,010)	(11,692)	(1,608)	(20,051)
Forgiveness of debt income	--	--	77,480	--	77,480
Foreign currency gain (loss)	--	--	--	--	(80,958)
Gain on sale of subsidiary	--	--	--	--	160,681
Finance costs, share-based	--	--	--	--	(6,154,322)

Total other income (expenses)	(6,918)	(1,010)	65,788	(1,608)	(6,017,170)

Net loss	$(295,505)	$(68,598)	$(503,758)	$(131,710)	$(14,492,923)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of common
shares outstanding – basic and diluted	10,883,441	9,904,983	10,603,710	9,877,623

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2014
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance forward from prior operations, August 31, 2010	979,336	$979	$115,010	$--	$(121,862)	$--	$(5,873)

Common stock issued for compensation at $6.25 per share	6,000	6	37,494	--	--	--	37,500

Forgiveness of related party loan payable	--	--	2,250	--	--	--	2,250

Stock based compensation for options issued to employees
and directors	--	--	3,253,705	--	--	--	3,253,705

Common stock issued for compensation at $18.75
per share	4,000	4	74,996	--	--	--	75,000

Common stock issued for the acquisition of Axiom
Mexico at $6.25 per share	80,000	80	499,920	--	--	--	500,000

Related party rent expense	--	--	3,000	--	--	--	3,000

Common stock issued for cash at $6.25 per share	172,960	173	1,080,827	--	--	--	1,081,000

Offering costs	--	--	(96,850)	--	--	--	(96,850)

Common stock issued for services at $48.75 per share	10,000	10	487,490	--	--	--	487,500

Foreign currency translation	--	--	--	17,945	--	--	17,945

Net loss for the year ended August 31, 2011	--	--	--	--	--	(5,411,267)	(5,411,267)

Balance August 31, 2011 - Forward	1,252,296	$1,252	$5,457,842	$17,945	$(121,862)	$(5,411,267)	$(56,090)

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2014
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

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2014
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance - August 31, 2013 - Forwarded	9,912,761	$9,913	$13,495,337	$--	$(121,862)	$(13,989,165)	$(605,777)

Common stock issued for rounding of shares in reverse stock
split	13	--	--	--	--	--	--

Common stock issued for consulting compensation at $0.20
per share	700,000	700	139,300	--	--	--	140,000

Common stock issued for debt settlement at $0.20 per share	200,000	200	39,800	--	--	--	40,000

Common stock issued for debt settlement at $0.25 per share	140,000	140	34,860	--	--	--	35,000

Common stock issued for consulting compensation for $200,
valued at $0.51 per share	300,000	300	152,700	--	--	--	153,000

Stock based compensation for options issued to employees
and directors	--	--	106,273	--	--	--	106,273

Stock option issued for debt settlement	--	--	3,462	--	--	--	3,462

Net loss for the six months February 28, 2014	--	--	--	--	--	(503,758)	(503,758)

Balance – February 28, 2014	11,252,774	$11,253	$13,971,732	$--	$(121,862)	$(14,492,923)	$(631,800)

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Six Months Ended		2010) through
	February 28,		February 28,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(503,758)	$(131,710)	$(14,492,923)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	399,073	--	5,474,615
Forgiveness of debt income	(77,480)	--	(77,480)
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	--	3,937
Foreign currency loss	--	--	80,958
Impairment of goodwill	--	--	525,477
Related party rent expense	--	--	3,000
Gain on sale of subsidiary	--	--	(160,681)
Changes in assets and liabilities:
Net VAT receivable	--	--	(87,751)
Prepaid expenses and other current assets	--	4,482	981
Other	--	--	(1,254)
Accounts payable and accrued expenses	106,662	79,505	1,139,694

Net cash used in operating activities	(75,503)	(47,723)	(1,437,105)

Cash flows from investing activities
Acquisition of equipment	--	--	(7,454)
Cash received in acquisition	--	--	3,435

Net cash used in investing activities	--	--	(4,019)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	75,000	--	105,000
Proceeds from issuance of common stock	200	33,750	1,410,854
Offering costs	--	(3,375)	(101,225)
Proceeds (payments) related parties - net	--	--	(18,680)
Proceeds from notes payable	--	12,000	42,000

Net cash provided by financing activities	75,200	42,375	1,437,949

Adjustment for change in exchange rate	--	--	3,081

Net decrease in cash	(303)	(5,348)	(94)

Cash balance, beginning of periods	362	5,352	153

Cash balance, end of periods	$59	$4	$59

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

		Period from
		Inception of
		Exploration Stage
		(September 1,
For the Six Months Ended		2010) through
February 28,		February 28,
2014	2013	2014
Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$--	$3,435
Net VAT receivable	--	--	9,667
Prepaid expenses and other current assets	--	--	1,169
Security deposit	--	--	990
Furniture and equipment	--	--	7,476
Accounts payable and accrued expenses	--	--	(625)
Related party payables	--	--	(47,589)

Net liabilities acquired	$--	$--	$(25,477)

Sale of investments in Axiom Mexico
Other current assets	$--	$--	$188
Net VAT receivable	--	--	97,488
Property and equipment	--	--	9,548
Other	--	--	844
Accounts payable and accrued expenses	--	--	(157,246)
Related party payables	--	--	(28,909)
Accumulated other comprehensive income	--	--	(82,594)

Gain on sale of subsidiary	$-	$--	$(160,681)

Non-cash financing activities:
Common stock issued for debt	$75,000	$--	$75,000
Notes payable issued for debt	$70,000	$--	$70,000
Stock option issued for debt	$3,462	$--	$3,462
Forgiveness related party payables	$--	$--	$2,250
Common stock and note payable issued for
accrued compensation and expenses	$--	$157,500	$369,718

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position as of February 28, 2014 and the results of operations for the three and six months ended February 28, 2014 and 2013, and the cash flows for the six months ended February 28, 2014 and 2013 and the period from inception of exploration stage (September 1, 2010) through February 28, 2014. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2013.

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

Exploration Stage Company – As of September 1, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”.  For the period from February 13, 2007 (Inception) to August 31, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying balance sheets and statement of changes in stockholders’ deficiency.  To date, the Company’s planned principal operations have not fully commenced.

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

Recently Issued Accounting Pronouncements – There are several new accounting pronouncements issued or proposed by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Subsequent Events – In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

Note 4	Related Party Transactions

Accounting and tax services are provided by an accounting firm in which our Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to $7,500 and $15,000 for the three and six months ended February 28, 2014, the $15,000 being owed as of February 28, 2014. In February 2014, a payable of $70,000 from prior services rendered was settled through the issuance of a $35,000 8% note payable and 140,000 shares of Company common stock valued at $35,000.

The Company is obligated to its Chairman (see Note 9), who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of February 28, 2014 and August 31, 2013 in the amounts of approximately $178,000 and $120,000, respectively.  Compensation and expenses amounted to approximately $46,000 and $80,000 for the three and six months ended February 28, 2014 and $33,000 and $53,000 for the three and six months ended February 28, 2013, respectively.

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

On December 13, 2012, we incurred a $25,000 note payable to our former Chief Executive Officer (“CEO”) as part of a mutual release and settlement agreement for accrued and unpaid compensation and reimbursable expenses owed him.  The note is unsecured and payable on demand with 7% interest per annum

On January 7, 2013, we borrowed $2,000 from an unrelated party for working capital purposes.  The note is unsecured and payable on demand with 15% interest per annum.

On October 30, 2013, we incurred a $35,000 note payable in conjunction with a settlement of an outstanding payable.  The note is unsecured and was due on January 31, 2014 with interest at 8% per annum.

On February 4, 2014, we incurred a $35,000 note payable in conjunction with a settlement of an outstanding payable.  The note is unsecured and is due on April 30, 2014 with interest at 8% per annum.

Interest expense in the three and six months ended February 28, 2014 is $1,970 and $3,317 and in the three and six months ended February 28, 2013 is $1,010 and $1,608, respectively.

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

Interest expense amounted to $4,948 and $8,375 in the three and six months ended February 28, 2014, respectively.

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

Pursuant to a compensation agreement with our Director – Business Development (current Chairman), effective January 20, 2011, the Company granted a stock option award for the purchase of 12,000 shares of Company common stock at an exercise price of $6.25 per share. The fair value of our common stock at date of grant was $17.50.  The fair value of the option, $186,197, was calculated using the Black-Scholes pricing model. The option vested as follows: 6,000 shares immediately and 6,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance. The fair value of the option was charged to operations as share-based expense over the vesting period.

Pursuant to a compensation agreement with a former CEO, effective January 24, 2011, the Company issued 4,000 shares of common stock valued at $75,000 ($18.75 per share).

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

Effective August 16, 2012, our current Chairman converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 8,488,720 shares of common stock at $0.025 per share. The fair value of the stock on that date was $0.75 per share and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

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

Effective October 16, 2013, we issued a consultant a total of 700,000 shares of Company common stock valued at $140,000, $0.20 per share being the fair value on the effective date, as compensation under the related agreement.

Effective October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share. The fair value of the common stock on the effective date is $0.20 per share and the $40,000 value of the shares offset the payable balance. The remainder of the payable balance of $48,844 is recorded as forgiveness of debt income in the six months ended February 28, 2014.

Effective October 31, 2013, we granted our current Chairman (see Note 9) a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $52,392, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 200,000 shares immediately and 100,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and six months ended February 28, 2014 is $9,605 and $33,764, respectively.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Effective October 31, 2013, we granted a stock option award for the purchase of 33,000 shares of Company common stock at an exercise price of $0.25 per share to a former director in settlement of $8,348 owed for past services. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $3,462, was calculated using the Black-Scholes pricing model. The option is fully vested and is exercisable for five years from the date of issuance. The fair value of the option offset the payable balance and the remainder of $4,886 is recorded as forgiveness of debt income in the six months ended February 28, 2014.

Effective November 1, 2013, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share to our CFO. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $31,468, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and six months ended February 28, 2014 is $5,770 and $20,280, respectively.

Effective November 1, 2013, we granted a stock option award for the purchase of 150,000 shares of Company common stock at an exercise price of $0.25 per share to a Director. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $15,734, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 75,000 shares immediately and 25,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and six months ended February 28, 2014 is $2,886 and $10,141, respectively.

Effective January 29, 2014, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.45 per share to our current CEO (see Note 9). The fair value of our common stock at date of grant was $0.51.  The fair value of the option, $91,275, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on August 1, 2014, February 1, 2015 and August 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and six months ended February 28, 2014 is $42,088.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Effective February 4, 2014, we settled an outstanding payable in the amount of approximately $70,000 through the issuance of an 8% promissory note in the amount of $35,000 due April 30, 2014 and 140,000 shares of our common stock with an agreed upon value of $0.01 per share. The common stock was valued at $0.25 per share, $35,000, representing the fair value of the remaining payable balance, which was more reliably measurable.

On February 17, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $153,000, $0.51 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $152,800 in the three and six months ended February 28, 2014.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Warrant activity for the six months ended February 28, 2014 and the year ended August 31, 2013 is as follows:

February 28, 2014
(Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$0.875
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
February 28, 2014	12,000	$0.875	0.55 Years	$--

	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	2,743	$0.875
Granted/Sold	9,257	$0.875
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2013	12,000	$0.875	1.04 Years	$--

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The fair value of the warrants, an aggregate $1,848 for the year ended August 31, 2013 is estimated on the date of grant using the Black-Scholes pricing model.

The following weighted-average assumptions were made in estimating fair value of the warrants and options:

	Year Ended August 31,	Six Months Ended February 28,
	2013	2014	2013

Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	0.27%	1.38%	0.27%
Expected Life	2.0 Years	5.0 Years	2.0 Years
Expected Volatility	57.492%	68.68%	57.49%

2013 Stock Option Plan
On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.  As of February 28, 2014, 1,717,000 shares of common stock are available for issuance under the 2013 Option Plan.

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the 2010 Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2010 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2010 Plan has a term of ten years, unless sooner terminated by the Board. As of February 28, 2014, 268,000 shares of common stock are available for issuance under the 2010 Plan.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The following tables summarize options transactions under the 2013 and 2010 Stock Option Plans for the periods.

	For the Six Months Ended
	February 28, 2014 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	1,283,000	$0.30
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at February 28, 2014	1,295,000	$0.35	4.71 Years	$273,580

Exercisable at February 28, 2014	620,000	$0.41	4.68 Years	$128,080

	For the Year Ended
	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2013	12,000	$6.25	2.39 Years	$--

Exercisable at August 31, 2013	12,000	$6.25	2.39 Years	$--

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The weighted-average grant-date fair value of options granted during the six months ended February 28, 2014 was $0.15.  No options were exercised during the period.

Summary of non-vested options as of and for the six months ended February 28, 2014 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	1,283,000	$0.15
Vested	(608,000)	$0.15
Forfeited	--	$--

Non-vested at February 28, 2014 (Unaudited)	675,000	$0.15

Note 8	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	February 28,	August 31,
	2013	2013
	(Unaudited)
Deferred tax assets:
Pre-operating costs	$176,022	$183,207
Equity-based payments	225,915	71,872
Net operating loss carryforward	430,377	398,545
Valuation allowance	(832,314)	(653,624)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three and six months ended February 28, 2014 and 2013 due to changes in the valuation allowance.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $179,000 and $115,000 in the six months ended February 28, 2014 and the year ended August 31, 2013, respectively.

AXIOM OIL AND GAS CORP.
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

On January 29, 2014, Mr. Knight resigned as President and CEO of the Company and we appointed Michael Altman as President, CEO and a Director. Mr. Knight remains as Chairman of the Board of the Company. Mr. Altman receives compensation of $5,000 per month and received a stock option to acquire 300,000 shares of our common stock exercisable at a price of $0.45 per share.  The option vests over an 18 month period and expires 5 years from the date of grant.

Pursuant to compensation agreements, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify the officers and directors to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of his services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries.

Lease Agreements

In February 2011, we entered into a one year lease for administrative office space in Oro Valley, Arizona. The lease was effective through February 29, 2012 at a cost of $900 per month.  Currently we lease the facility on a month to month basis at a cost of $125 per month.

Rent expense for the three and six months ended February 28, 2014 amounted to $400 and $800 and for the three and six months ended February 28, 2013 amounted to $500 and $1,000, respectively.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9	Commitments (Continued)

Other

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

On October 25, 2013, we entered into a Farmout Agreement with AMOG. This is a related party transaction as our majority shareholder and sole director and officer, at that date, and current chairman, is also a shareholder of AMOG. The Farmout Agreement gives us the right to drill a well, and potentially additional wells, on the land underlying leases held by AMOG as defined in the agreement (see Note 11).

Note 10	Forgiveness of Debt Income

In the six months ended February 28, 2014, we settled approximately $156,000 in payables through the issuance of notes payable ($35,000), common stock ($40,000) and a stock option ($3,462) resulting in $77,480 in forgiveness of debt income (See Notes 5 and 7).

Note 11	Subsequent Events

On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP to purchase certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling 14,597 net mineral acres.  The purchase price for the leases is $3,600,000, of which, $50,000 is to be paid in cash, $1,500,000 is to be in the form of the assumption of a note secured against the leases and the remainder to be paid in the form of 7,200,000 shares of our common stock.  The purchase price may be reduced if prior to the closing of the purchase it is determined that the seller does not have a defensible title to all of the leases.  The closing of the purchase is to take place on May 30, 2014, provided that prior to that time we have cash assets of $1,000,000. On April 2, 2014, we amended the Lease Purchase Agreement with Alberta Oil and Gas LP by reducing the number of shares of our common stock to be issued to 7,000,000. This is a relatable party transaction as our chairman has an equity interest in each of the partners in Alberta Oil and Gas LP.

On April 2, 2014, we entered into agreements with each of the 5 shareholders of American Midwest Oil and Gas Corp. (“AMOG”) and a separate agreement with AMOG, whereby we are purchasing all of the issued and outstanding shares of AMOG. AMOG is the owner and operator of certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling 14,597 net mineral acres as well as an interest in 2 recently drilled oil wells and 2 producing gas wells. The purchase price for the shares of AMOG is $3,480,000 and will be paid by the issuance of 7,400,000 shares of our common stock and payment of $150,000 for a licensing fee for the 3D seismic, to be paid from production and/or through the raising of drilling funds. The closing of the purchase is to take place May 29, 2014.

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

Overview

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have not generated any revenues.  We abandoned our previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, we entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”) and on May 10, 2011 we changed our name to Axiom Gold and Silver Corporation.  There were no material relationships between Axiom Gold and Silver, its officers and director or its affiliates and any of the shareholders of Axiom Mexico, other than in respect to the material definitive agreement and the pooling agreement.  The agreement called for Axiom Gold and Silver, through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, to acquire all of the issued and outstanding shares of Axiom Mexico, by the issuance of eighty thousand (80,000) common shares of Axiom Gold and Silver.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased to exist.  On May 31, 2012 we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.

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

On October 25, 2013, we entered into a Farmout Agreement with American Midwest Oil and Gas Corp. (“AMOG”). This is a related party transaction as our majority shareholder and one of our directors, Robert Knight is also an affiliate of AMOG.

AMOG has leases (the “Leases”) to explore and develop approximately 14,600 mineral acres of land located in Toole County, Montana, of which AMOG’s (and its 50/50 partner Alberta Oil and Gas LP) net acres amount to approximately 10,000 acres.  We have agreed to start drilling a well on the land underlying Leases on or by June 1, 2014 (the “Initial Earning Well”).  If we drill the Initial Earning Well to a depth of at least 3,300 feet and

●
the Initial Earning Well is capable of producing more than 200 barrels (or 200 Mcf) of hydrocarbons over the first 30 days of production (“Paying Quantities”), AMOG will assign us a 75% working interest (60% net revenue interest) in the Earned Acreage (wells in Toole County are subject to 40 acre spacing) applicable to the Initial Earning Well; and

●
the Initial Earning Well is not capable of producing Paying Quantities, AMOG will not assign us any interest in the Earned Acreage applicable to the Initial Earning Well, but will assign a 100% interest in its interest in the wellbore and the associated hydrocarbon production (only insofar as to the quarter quarter section on which the well bottomhole is located).

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

Subsequent Events
On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP to purchase certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totalling 14,597 net mineral acres.  The purchase price for the leases is $3,600,000, of which $50,000 is to be paid in cash, $1,500,000 is to be in the form of the assumption of a note secured against the leases and the remainder to be paid in the form of 7,200,000 shares of our common stock.  The purchase price may be reduced if prior to the closing of the purchase it is determined that the seller does not have a defensible title to all of the leases.  The closing of the purchase is to take place on May 30, 2014, provided that prior to that time we have cash assets of $1,000,000. On April 2, 2014,we amended the Lease Purchase Agreement with Alberta Oil and Gas LP, by reducing the number of shares of our common stock to be issued to 7,000,000.  This is a relatable party transaction as our chairman is an affiliate of Alberta Oil and Gas LP.

On April 2, 2014, we entered into agreements with each of the 5 shareholders of American Midwest Oil and Gas Corp. (“AMOG”) and a separate agreement with AMOG, whereby we are purchasing all of the issued and outstanding shares of AMOG. AMOG is the owner and operator of certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totalling 14,597 net mineral acres as well as an interest in 2 recently drilled oil wells and 2 producing gas wells. The purchase price for the shares of AMOG is $3,480,000 and will be paid by the issuance of 7,400,000 shares of our common stock and payment of $150,000 for a licensing fee for the 3D seismic, to paid from production and/or through the raising of drilling funds. The closing of the purchase is to take place May 29, 2014.

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

2.         Hire Qualified Staff. We will need to hire qualified people to execute our business plan to explore for hydrocarbons. We will need to raise additional funds to attract qualified people to our Company.  We currently have three employees, and we do not intend to hire additional employees at this time.

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

Governmental Regulations - Environmental and Occupational Health and Safety Matters

General

Our operations are subject to stringent and complex federal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these laws and regulations may require the acquisition of permits before drilling or other related activity commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling and production activities on certain lands lying within wilderness, wetlands and other protected areas, impose specific health and safety criteria addressing worker protection, and impose substantial liabilities for pollution arising from drilling and production operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit some or all of our operations.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and, any changes in environmental laws and regulations that result in more stringent and costly well construction, drilling, waste management or completion activities or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business. While we believe that we are in substantial compliance with current applicable federal and state environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations or financial condition, there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of the more significant existing environmental laws to which our business operations are subject and with which compliance may have a material adverse effect on our capital expenditures, earnings or competitive position.

Hazardous Substances and Wastes

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred, and companies that disposed or arranged for the disposal of hazardous substances released at the site. Under CERCLA, these persons may be subject to joint and several, strict liabilities for remediation cost at the site, natural resource damages and for the costs of certain health studies. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. We generate materials in the course of our operations that are regulated as hazardous substances.

We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes that impose stringent requirements related to the handling and disposal of non-hazardous and hazardous wastes. There exists an exclusion under RCRA from the definition of hazardous wastes for drilling fluids, produced waters and certain other wastes generated in the exploration, development or production of oil and natural gas, efforts have been made from time to time to remove this exclusion such that those wastes would be regulated under the more rigorous RCRA hazardous waste standards. A loss of this RCRA exclusion could result in increased costs to us and the oil and gas industry in general to manage and dispose of generated wastes.

We intend to own or lease properties that have been used for oil and natural gas exploration and production for many years. Although we believe that we will utilize operating and waste disposal practices that are standard in the industry at the time, hazardous substances, wastes and petroleum hydrocarbons may be released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for recycling or disposal. In addition, some properties may be operated by third parties whose treatment and disposal of hazardous substances, wastes and petroleum hydrocarbons are not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges and Subsurface Injections

The Federal Water Pollution Control Act, as amended, (“Clean Water Act”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the U.S. Environmental Protection Agency (“EPA”) or an analogous state agency. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements related to the prevention of oil spills into navigable waters as well as liabilities for oil cleanup costs, natural resource damages and a variety of public and private damages that may result from such oil spills.

The disposal of oil and natural gas wastes into underground injection wells are subject to the federal Safe Drinking Water Act, as amended (“SDWA”), and analogous state laws. Under Part C of the SDWA, the EPA established the Underground Injection Control Program, which establishes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities as well as a prohibition against the migration of fluid containing any contaminants into underground sources of drinking water. State programs may have analogous permitting and operational requirements. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for property damages and personal injury.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We would expect to use hydraulic fracturing techniques in our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and has published draft permitting guidance addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking in the Semi-annual Regulatory Agenda published on July 3, 2013, on such disclosure regulations. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including Louisiana and Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in any hydraulic fracturing activities we may undertake. Nevertheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we may operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities in 2014. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Air Emissions

The Federal Clean Air Act, as amended (“CAA”), and comparable state laws, regulate emissions of various air pollutants from many sources in the United States, including crude oil and natural gas production activities through air emissions standards, construction and operating programs and the imposition of other compliance requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, or utilize specific equipment or technologies to control emissions of certain pollutants. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors and from pneumatic controllers and storage vessels. Compliance with these requirements could increase our costs of development and production, which costs could be significant.

Climate Change

Based on findings by the EPA in December 2009 that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the CAA that, among things, establish pre-construction and operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. This rule could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources that exceed GHG emission threshold levels. The EPA also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, including, among others, certain onshore and offshore oil and natural gas production facilities, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

Congress has from time to time considered legislation to reduce emissions of GHGs but it has not adopted such legislation in recent years. A number of state and regional efforts have emerged that seek to reduce GHG emissions by means of cap and trade programs that often require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production interests and operations.

Endangered Species

The Federal Endangered Species Act, as amended (“ESA”), and analogous state laws restrict activities that could have an adverse effect on threatened or endangered species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Some of our future operations may be located in or near areas that are designated as habitat for endangered or threatened species. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA before the completion of the agency’s 2017 fiscal year. The presence of protected species or the designation of previously unidentified endangered or threatened species could impair our ability to timely complete well drilling and development and could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Employee Health and Safety

We are also subject to the requirements of the Federal Occupational Safety and Health Act, as amended, (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act, as amended, and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that we are in substantial compliance with all applicable laws relating to worker health and safety.

Other Laws and Regulations

State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and natural gas properties, establishment of maximum rates of production from oil and natural gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and natural gas could otherwise be produced from our properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

Employees

We currently have three employees working for us, our CEO and our CFO and one of our directors.

All oil and gas exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our leases into production, such operations may also be contracted out to third parties.  We rely on management to handle all matters related to business development and business operations.

For the three months and six months ended February 28, 2014, as compared to the three months and six months ended February 28, 2013.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the six months ended February 28, 2014, our total operating expense was $569,546, which includes $399,073 in stock based compensation, as compared to total operating expenses of $130,102 for the six months ended February 28, 2013. For the three month period ended February 28, 2014 our total operating expense was $288,587, which includes $213,149 in stock based compensation, as compared to total operating expense of $67,588 for the three month period ended February 28, 2013. Our total operating expenses consist primarily of legal expenses, accounting expenses and stock based compensation related to being a public company.

We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Income (Expenses). For the six months ended February 28, 2014, we have other income of $65,788, which consists of $77,480 of forgiveness of debt income net of $11,692 of interest expense, as compared to $1,608 of interest expense for the six months ended February 28, 2013. For the three months ended February 28, 2014 and 2013, we incurred interest expense of $6,918 and $1,010, respectively.

Net Loss.  For the six months ended February 28, 2014, our net loss was $503,758, as compared to the six months ended February 28, 2013, in which our net loss was $131,710.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.  For the three month period ended February 28, 2014 our net loss was $295,505, as compared to our net loss of $68,598 for the three month period ended February 28, 2013.

Liquidity and Capital Resources

We had cash of $59 as of February 28, 2014 and total assets of $1,459 as of that date. At August 31, 2013, we had cash of $362 and total assets of $1,762. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, during fiscal 2014 we have received additional financing of $75,000 through the issuance of convertible debentures.  Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of February 28, 2014, our total liabilities were $633,259 comprised of $391,259 in accounts payable and accrued expenses (including, $178,000 owed to our Chairman for accrued compensation and expenses), $137,000 in notes payable to non-affiliates and $105,000 in convertible debentures. As of August 31, 2013, our total liabilities were $607,539, comprised of $510,539 in accounts payable and accrued expenses (including $120,000 owed to our Chairman for accrued compensation and expenses), $67,000 in notes payable to non-affiliates and $30,000 in convertible debentures.

As of February 28, 2014 and August 31, 2013, we had outstanding promissory notes in the amount of $137,000 and $67,000, respectively.  Interest on these notes range from -0-% to 15%. As of February 28, 2014 and August 31, 2013, notes in the amount of $45,000 and $10,000, respectively, are past due. We have not repaid these notes and no demand for payment has been made to date.  The notes are from unrelated parties and are unsecured.

On July 5, 2013, the Board of Directors authorized the issuance of 20% Convertible Redeemable Debentures ("Convertible Debentures") in an aggregate principal amount not exceeding US $250,000.  The debentures mature between June 30, 2014 and July 30, 2014 and accrue interest at 20% per annum from the day of initial issuance.  As defined in the debenture agreement, the Convertible Debentures, at the option of the holder at any time commencing on December 31, 2013 until maturity, are convertible into shares of common stock of the Company, at a price of $0.25 per share on a post consolidated basis (as to be determined). As of February 28, 2014 and August 31, 2013, $105,000 and $30,000 of Convertible Debentures are outstanding.

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

Effective August 16, 2012, our current Chairman converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 8,488,720 shares of common stock at $0.75 per share. We incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

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

In July and August 2013, we received $30,000 through the sale of convertible debentures to two non-US accredited investors pursuant to Regulation S.  The debentures are due and payable between June 30, 2014 and July 30, 2013 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

In September 2013, we received $35,000 through the sale of convertible debentures to two non-US accredited investors pursuant to Regulation S.  The debentures are due and payable between June 30, 2014 and July 30, 2014, and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

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

Effective February 4, 2014, we settled an outstanding payable in the amount of approximately $70,000 through the issuance of an 8% promissory note in the amount of $35,000 due April 30, 2014 and 140,000 shares of our common stock with an agreed upon value of $0.01 per share. The common stock was valued at $0.25 per share, $35,000, representing the fair value of the remaining payable balance, which was more reliably measurable.

On February 17, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $153,000, $0.51 per share being the fair value on the effective date of the agreement.

During fiscal 2014, we expect that our business plan for exploration of oil and gas will be a significant cost to us and to complete that plan we will need to raise substantial funds.  Furthermore, if we find additional leases for acquisitions that may also require significant capital, not only for the actual acquisition but also for any exploration work that may need to be completed.  As well, the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated exploration costs, acquisition costs, increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of Michael Altman, our Chief Executive Officer and Frank Lamendola our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Altman and Mr. Lamendola concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective February 4, 2014, we settled an outstanding payable in the amount of approximately $70,000 through the issuance of an 8% promissory note in the amount of $35,000 due April 30, 2014 and 140,000 shares of our common stock with an agreed upon value of $0.01 per share. The common stock was valued at $0.25 per share, $35,000, representing the fair value of the remaining payable balance, which was more reliably measurable.

On February 17, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $153,000, $0.51 per share being the fair value on the effective date of the agreement.

The issuance of the securities mentioned above was made in reliance of Section 4(a)(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and 15d-15(e) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Axiom Oil and Gas Corp.

By: /s/ Michael Altman
Michael Altman
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date:  April 11, 2014

By: /s/ Frank Lamendola
Frank Lamendola
Its: Chief Financial Officer, Director (Principal Accounting Officer)
Date:  April 11, 2014

 11