Form 10-Q
period 2014-05-31
AXIOM OIL & GAS CORP.
filed 2014-07-14
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Oil and Gas Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdictionof incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   No

As of July 14, 2014, there were 11,252,774 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Axiom Oil and Gas Corp. (“Axiom”) as of May 31, 2014, and for the three and nine months ended May 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited  financial statements and notes thereto contained in Axiom’s Form 10-K filing with the SEC for the year ended August 31, 2013.  In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The results of operations for the nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO  FINANCIAL STATEMENTS

F-1	Balance Sheets as of May 31, 2014 (unaudited) and August 31, 2013.

F-2	Statements of Operations for the three and nine months ended May 31, 2014 and 2013 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2014 (unaudited).
F-3	Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2014 (unaudited).

F-6	Statements of Cash Flows for the nine months ended May 31, 2014 and 2013 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2014 (unaudited).

F-8	Notes to Financial Statements (unaudited).

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Balance Sheets

	May 31,	August 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets
Cash	$188	$362

Total current assets	188	362

Other	1,400	1,400

Total assets	$1,588	$1,762

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$478,130	$510,539
Notes payable	142,000	67,000
Convertible debentures	105,000	30,000

Total liabilities	725,130	607,539

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 11,252,774 and 9,912,761 shares
issued and outstanding at May 31, 2014
and August 31, 2013, respectively	11,253	9,913
Additional paid-in capital	14,003,407	13,495,337
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(14,616,340)	(13,989,165)

Total stockholders’ deficiency	(723,542)	(605,777)

Total liabilities and stockholders’ deficiency	$1,588	$1,762

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014

Expenses
Compensation	$69,175	$22,500	$225,448	$67,500	$5,583,317
General and administrative	46,330	39,974	459,603	125,076	2,130,781
Exploration	--	--	--	--	351,683
Impairment of goodwill	--	--	--	--	525,477

Loss before other income (expenses)	(115,505)	(62,474)	(685,051)	(192,576)	(8,591,258)

Other income (expenses)
Interest expense	(7,912)	(1,122)	(19,604)	(2,730)	(27,963)
Forgiveness of debt income	--	--	77,480	--	77,480
Foreign currency gain (loss)	--	--	--	--	(80,958)
Gain on sale of subsidiary	--	--	--	--	160,681
Finance costs, share-based	--	--	--	--	(6,154,322)

Total other income (expenses)	(7,912)	(1,122)	57,876	(2,730)	(6,025,082)

Net loss	$(123,417)	$(63,596)	$(627,175)	$(195,306)	$(14,616,340)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of common
shares outstanding – basic and diluted	11,252,774	9,912,761	10,822,442	9,889,464

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2014
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
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2014
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

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2014
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance - August 31, 2013 - Forwarded	9,912,761	$9,913	$13,495,337	$--	$(121,862)	$(13,989,165)	$(605,777)

Common stock issued for rounding of shares in reverse stock
split	13	--	--	--	--	--	--

Common stock issued for consulting compensation at $0.20
per share	700,000	700	139,300	--	--	--	140,000

Common stock issued for debt settlement at $0.20 per share	200,000	200	39,800	--	--	--	40,000

Common stock issued for debt settlement at $0.25 per share	140,000	140	34,860	--	--	--	35,000

Common stock issued for consulting compensation for $200,
valued at $0.51 per share	300,000	300	152,700	--	--	--	153,000

Stock based compensation for options issued to employees
and directors	--	--	137,948	--	--	--	137,948

Stock option issued for debt settlement	--	--	3,462	--	--	--	3,462

Net loss for the nine months May 31, 2014	--	--	--	--	--	(627,175)	(627,175)

Balance – May 31, 2014	11,252,774	$11,253	$14,003,407	$--	$(121,862)	$(14,616,340)	$(723,542)

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Nine Months Ended		2010) through
	May 31,		May 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(627,175)	$(195,306)	$(14,616,340)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	430,748	--	5,506,290
Forgiveness of debt income	(77,480)	--	(77,480)
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	--	3,937
Foreign currency loss	--	--	80,958
Impairment of goodwill	--	--	525,477
Related party rent expense	--	--	3,000
Gain on sale of subsidiary	--	--	(160,681)
Changes in assets and liabilities:
Net VAT receivable	--	--	(87,751)
Prepaid expenses and other current assets	--	4,482	981
Other	--	--	(1,254)
Accounts payable and accrued expenses	193,533	143,226	1,226,565

Net cash used in operating activities	(80,374)	(47,598)	(1,441,976)

Cash flows from investing activities
Acquisition of equipment	--	--	(7,454)
Cash received in acquisition	--	--	3,435

Net cash used in investing activities	--	--	(4,019)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	75,000	--	105,000
Proceeds from issuance of common stock	200	33,750	1,410,854
Offering costs	--	(3,375)	(101,225)
Proceeds (payments) related parties - net	--	--	(18,680)
Proceeds from notes payable	5,000	12,000	47,000

Net cash provided by financing activities	80,200	42,375	1,442,949

Adjustment for change in exchange rate	--	--	3,081

Net decrease in cash	(174)	(5,223)	35

Cash balance, beginning of periods	362	5,352	153

Cash balance, end of periods	$188	$129	$188

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended, May 31,		Period from Inception of Exploration Stage (September 1, 2010) through May 31,
	2014	2013	2014
Supplementary information:
Cash paid for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash	$--	$--	$3,435
Net VAT receivable	--	--	9,667
Prepaid expenses and other current assets	--	--	1,169
Security deposit	--	--	990
Furniture and equipment	--	--	7,476
Accounts payable and accrued expenses	--	--	(625)
Related party payables	--	--	(47,589)

Net liabilities acquired	$--	$--	$(25,477)

Sale of investments in Axiom Mexico
Other current assets	$--	$--	$188
Net VAT receivable	--	--	97,488
Property and equipment	--	--	9,548
Other	--	--	844
Accounts payable and accrued expenses	--	--	(157,246)
Related party payables	--	--	(28,909)
Accumulated other comprehensive income	--	--	(82,594)

Gain on sale of subsidiary	$-	$--	$(160,681)

Non-cash financing activities:
Common stock issued for debt settlement	$75,000	$--	$75,000
Notes payable issued for debt settlement	$70,000	$--	$70,000
Stock option issued for debt settlement	$3,462	$--	$3,462
Forgiveness related party payables	$--	$--	$2,250
Common stock and note payable issued for
accrued compensation and expenses	$--	$157,500	$369,718

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation

Axiom Oil and Gas Corp. (“Axiom”, the “Company”, “we”, “our” or “us”) is in the business of acquiring and exploring oil and gas properties primarily in the United States. The Company was incorporated in Nevada on February 13, 2007 under the name TC Power Management Corp. and was originally formed for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. Effective September 1, 2010, the Company changed its business strategy to the business of acquiring and exploring mineral properties. Accordingly, as of September 1, 2010, the Company is considered to be an exploration stage company.  On May 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name to Axiom Gold and Silver Corporation.  In addition, the Amendment increased the number of authorized shares of common stock from 100,000,000 to 300,000,000 and authorized the issuance of 10,000,000 preferred shares, the terms of which may be determined by the Board of Directors without the vote of shareholders. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. On August 27, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation and effective October 10, 2013 (i) changed its name to Axiom Oil and Gas Corp. to reflect its new business strategy of acquiring and exploring oil and gas properties; and  (ii) enacted a one-for-twenty-five (1:25) reverse stock split.  The Company remains an exploration stage company.  All share and per share data in these financial statements have been adjusted retroactively to reflect the stock splits.

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

Effective May 31, 2012, the Company sold all the outstanding shares of Axiom Mexico to an unrelated entity for total consideration of $100.  The Company recognized a gain of $160,681 on the sale.  As a result of the sale, effective that date, all the assets and liabilities of Axiom Mexico were no longer reported in the balance sheet.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation (Continued)

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position as of May 31, 2014 and the results of operations for the three and nine months ended May 31, 2014 and 2013, and the cash flows for the nine months ended May 31, 2014 and 2013, as well as the period from inception of exploration stage (September 1, 2010) through May 31, 2014. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2013.

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

Recently Issued Accounting Pronouncements – In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (ASU 2014-10). ASU 2014-10 removes all incremental financial reporting requirements regarding development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned operations could provide information about risks and uncertainties related to the company’s current activities. ASU 2014-10 also removes an exception provided to development-stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity. Effective with the first quarter of our fiscal year ended August 31, 2016, the presentation and disclosure requirements of Topic 915 will no longer be required. The revisions to Consolidation (Topic 810) are effective the first quarter of our fiscal year ended August 31, 2017. Early adoption is permitted. We have not determined the potential effects on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended August 31, 2018. We have not determined the potential effects on our financial statements.

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

.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 4	Related Party Transactions

Accounting and tax services are provided by an accounting firm in which our Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to $15,000 and $30,000 for the three and nine months ended May 31, 2014, the $30,000 being owed as of May 31, 2014. In February 2014, a payable of $70,000 from prior services rendered was settled through the issuance of a $35,000 8% note payable and 140,000 shares of Company common stock valued at $35,000.

The Company is obligated to its Chairman (see Note 9), who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of May 31, 2014 and August 31, 2013 in the amounts of approximately $211,000 and $120,000, respectively.  Compensation and expenses amounted to approximately $34,000 and $114,000 for the three and nine months ended May 31, 2014 and $27,000 and $99,000 for the three and nine months ended May 31, 2013, respectively.

On April 11, 2014, we borrowed $5,000 from our chairman for working capital purposes (see Note 5).

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

On February 4, 2014, we incurred a $35,000 note payable in conjunction with a settlement of an outstanding payable.  The note is unsecured and was due on April 30, 2014 with interest at 8% per annum.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 5	Notes Payable (Continued)

On April 11, 2014, we borrowed $5,000 from our Chairman for working capital purposes.  The note is unsecured and is payable on demand with interest at 12% per annum.

Interest expense in the three and nine months ended May 31, 2014 is $2,619 and $5,936 and in the three and nine months ended May 31, 2013 is $1,122 and $2,730, respectively.

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

Interest expense amounted to $5,293 and $13,668 in the three and nine months ended May 31, 2014, respectively.

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

Effective October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share. The fair value of the common stock on the effective date is $0.20 per share and the $40,000 value of the shares offset the payable balance. The remainder of the payable balance of $48,844 is recorded as forgiveness of debt income in the nine months ended May 31, 2014.

Effective October 31, 2013, we granted our Chairman (see Note 9) a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $52,392, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 200,000 shares immediately and 100,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2014 is $7,859 and $41,623, respectively.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Effective October 31, 2013, we granted a stock option award for the purchase of 33,000 shares of Company common stock at an exercise price of $0.25 per share to a former director in settlement of $8,348 owed for past services. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $3,462, was calculated using the Black-Scholes pricing model. The option is fully vested and is exercisable for five years from the date of issuance. The fair value of the option offset the payable balance and the remainder of $4,886 is recorded as forgiveness of debt income in the nine months ended May 31, 2014.

Effective November 1, 2013, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share to our CFO. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $31,468, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2014 is $4,721 and $25,001, respectively.

Effective November 1, 2013, we granted a stock option award for the purchase of 150,000 shares of Company common stock at an exercise price of $0.25 per share to a Director. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $15,734, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 75,000 shares immediately and 25,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2014 is $2,360 and $12,501, respectively.

Effective January 29, 2014, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.45 per share to our current CEO (see Note 9). The fair value of our common stock at date of grant was $0.51.  The fair value of the option, $91,275, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on August 1, 2014, February 1, 2015 and August 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2014 is $16,735 and $58,823, respectively.

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

On February 17, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $153,000, $0.51 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $152,800 in the nine months ended May 31, 2014.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

Warrant activity for the nine months ended May 31, 2014 and the year ended August 31, 2013 is as follows:

May 31, 2014
(Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$0.875
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
May 31, 2014	12,000	$0.875	0.30 Years	$--

	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	2,743	$0.875
Granted/Sold	9,257	$0.875
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2013	12,000	$0.875	1.04 Years	$--

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The fair value of the warrants, an aggregate $1,848 for the year ended August 31, 2013 is estimated on the date of grant using the Black-Scholes pricing model.

The following weighted-average assumptions were made in estimating fair value of the warrants and options:

	Year Ended August 31,	Nine Months Ended May 31,
	2013	2014	2013

Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	0.27%	1.38%	0.27%
Expected Life	2.0 Years	5.0 Years	2.0 Years
Expected Volatility	57.49%	68.68%	57.49%

2013 Stock Option Plan
On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.  As of May 31, 2014, 1,717,000 shares of common stock are available for issuance under the 2013 Option Plan.

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the 2010 Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2010 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2010 Plan has a term of ten years, unless sooner terminated by the Board. As of May 31, 2014, 268,000 shares of common stock are available for issuance under the 2010 Plan.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The following tables summarize options transactions under the 2013 and 2010 Stock Option Plans for the periods.

	For the Nine Months Ended
	May 31, 2014 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	1,283,000	$0.30
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at May 31, 2014	1,295,000	$0.35	4.45 Years	$196,600

Exercisable at May 31, 2014	795,000	$0.38	4.43 Years	$126,600

	For the Year Ended
	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2013	12,000	$6.25	2.39 Years	$--

Exercisable at August 31, 2013	12,000	$6.25	2.39 Years	$--

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7	Stockholders’ Deficiency (Continued)

The weighted-average grant-date fair value of options granted during the nine months ended May 31, 2014 was $0.15.  No options were exercised during the period.

Summary of non-vested options as of and for the nine months ended May 31, 2014 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	1,283,000	$0.15
Vested	(783,000)	$0.14
Forfeited	--	$--

Non-vested at May 31, 2014 (Unaudited)	500,000	$0.16

Note 8	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	May 31,	August 31,
	2014	2013
	(Unaudited)
Deferred tax assets:
Pre-operating costs	$172,430	$183,207
Equity-based payments	238,141	71,872
Net operating loss carryforward	502,692	398,545
Valuation allowance	(913,263)	(653,624)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three and nine months ended May 31, 2014 and 2013 due to changes in the valuation allowance.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $260,000 and $115,000 in the nine months ended May 31, 2014 and the year ended August 31, 2013, respectively.

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

Rent expense for the three and nine months ended May 31, 2014 amounted to $300 and $1,100 and for the three and nine months ended May 31, 2013 amounted to $400 and $1,400, respectively.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9	Commitments (Continued)

Other

Effective October 17, 2013, we entered into a definitive agreement with American Midwest Oil and Gas Corp. ("AMOG") to participate, through a joint venture, in the exploration and development of certain oil and gas wells located in Montana that are currently held by AMOG. This is a related party transaction as our majority shareholder and sole director and officer, at that date, and our current Chairman is also a shareholder of AMOG.

On October 25, 2013, we entered into a Farmout Agreement with AMOG to replace the agreement of October 17, 2013.  This is a related party transaction as our majority shareholder and sole director and officer, at that date, and our current Chairman is also a shareholder of AMOG. The Farmout Agreement gives us the right to drill a well, and potentially additional wells, on the land underlying leases held by AMOG as defined in the agreement.

On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP to purchase its interests in certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling approximately 14,600 mineral acres (approximately 11,300 net acres). Alberta Oil and Gas LP and AMOG are 50/50 partners in these leases. The purchase price for the lease purchase is $3,600,000 Canadian dollars (“CAD”) (approximately $3,321,000 US dollars), of which, $50,000 CAD ($46,000 US) is to be paid in cash, $1,437,537 CAD ($1,326,000 US) is to be in the form of the assumption of a note (original face value of $1,500,000 CAD) secured against the leases and the remainder to be paid in the form of 7,200,000 shares of our common stock.  The purchase price may be reduced if prior to the closing of the purchase it is determined that the seller does not have a defensible title to all of the leases.  The closing of the purchase was to take place on May 30, 2014, provided that prior to that time we have cash assets of $1,000,000. On April 2, 2014, we amended the Lease Purchase Agreement with Alberta Oil and Gas LP by reducing the number of shares of our common stock to be issued to 7,000,000. This is a related party transaction as our Chairman and our CEO have an equity interest in each of the partners of Alberta Oil and Gas LP. Closing of this transaction has been extended by mutual agreement to July 31, 2014.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9	Commitments (Continued)

On April 2, 2014, we entered into agreements with each of the 5 shareholders of AMOG and a separate agreement with AMOG, whereby we are purchasing all of the issued and outstanding shares of AMOG. This agreement replaces our Farmout Agreement entered into on October 25, 2013.  AMOG is the owner and operator (with its 50/50 partner Alberta Oil and Gas LP) of certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling approximately 14,600 mineral acres (approximately 11,300 net mineral acres) as well as an interest in 2 recently drilled oil wells and 2 producing gas wells. The purchase price for the shares of AMOG is $3,480,000 and will be paid by the issuance of 7,400,000 shares of our common stock and payment of $150,000 for a licensing fee for the 3D seismic, to be paid from production and/or through the raising of drilling funds. This is a related party transaction as our Chairman has an equity interest in AMOG. The closing of the purchase was to take place May 29, 2014.  This transaction has not closed, but negotiations continue between the parties to resolve the outstanding issues for the completion of this acquisition.

Note 10	Forgiveness of Debt Income

In the nine months ended May 31, 2014, we settled approximately $156,000 in payables through the issuance of notes payable ($35,000), common stock ($40,000) and a stock option ($3,462) resulting in $77,480 in forgiveness of debt income (See Notes 5 and 7).

Note 11	Subsequent Event

On June 18, 2014, we entered into an agreement with Alberta Oil and Gas LP to amend the Lease Purchase Agreement by confirming the transfer of the working interests in the two producing gas wells and the two newly drilled oil wells.

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

On October 25, 2013, we entered into a Farmout Agreement with American Midwest Oil and Gas Corp. (“AMOG”). This is a related party transaction as our majority shareholder and one of our directors, Robert Knight is also a shareholder of AMOG.

AMOG has leases (the “Leases”) to explore and develop approximately 14,600 mineral acres of land located in Toole County, Montana, of which AMOG’s (and its 50/50 partner Alberta Oil and Gas LP) net acres amount to approximately 11,300 acres. The Farmout Agreement has been terminated and in lieu thereof, on March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP to purchase its’ interest in the Leases.  The purchase price for the interest in the Leases is $3,600,000 Canadian dollars, of which $50,000 CDN is to be paid in cash, $1,437,537 CDN is to be in the form of the assumption of a note (original face value of $1,500,000 CDN) secured against the Leases and the remainder to be paid in the form of 7,200,000 shares of our common stock.  The purchase price may be reduced if prior to the closing of the purchase it is determined that the seller does not have a defensible title to all of the leases.  The closing of the purchase was to take place on May 30, 2014, provided that prior to that time we have cash assets of $1,000,000. On April 2, 2014,we amended the Lease Purchase Agreement with Alberta Oil and Gas LP, by reducing the number of shares of our common stock to be issued to 7,000,000. This is a related party transaction as our Chairman and our Chief Executive Officer have an equity interest in each of the partners of Alberta Oil and Gas LP. Closing of this transaction has been extended by mutual agreement to July 31, 2014.

On April 2, 2014, we entered into agreements with each of the 5 shareholders of AMOG and a separate agreement with AMOG, whereby we are purchasing all of the issued and outstanding shares of AMOG. AMOG is the owner and operator of certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totalling approximately 14,600 mineral acres of which AMOG’s (and its 50/50 partner, Alberta Oil and Gas LP) net acres amount to approximately 11,300 net mineral acres, as well as an interest in 2 recently drilled oil wells and 2 producing gas wells. The purchase price for the shares of AMOG is $3,480,000 and will be paid by the issuance of 7,400,000 shares of our common stock and payment of $150,000 for a licensing fee for the 3D seismic, to be paid from production and/or through the raising of drilling funds. This is a related party transaction as our Chairman has an equity interest in AMOG. The closing of the purchase was to take place May 29, 2014. This transaction has not closed, but negotiations continue between the parties to resolve the outstanding issues for the completion of this acquisition.

Subsequent Events

On June 18, 2014, we entered into an agreement with Alberta Oil and Gas LP to amend the Lease Purchase Agreement by confirming the transfer of the working interests in the two producing gas wells and the two newly drilled oil wells.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We would expect to use hydraulic fracturing techniques in our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and has published draft permitting guidance addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking in the Semi-annual Regulatory Agenda published on July 3, 2013, on such disclosure regulations. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in any hydraulic fracturing activities we may undertake. Nevertheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we may operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

For the three months and nine months ended May 31, 2014, as compared to the three months and nine months ended May 31, 2013.

Results of Operations

Revenues. Since inception, we have yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our business plan.

Operating Expenses. For the nine months ended May 31, 2014, our total operating expense was $685,051, which includes $430,748 in stock based compensation, as compared to total operating expenses of $192,576 for the nine months ended May 31, 2013. For the three month period ended May 31, 2014 our total operating expense was $115,505, which includes $31,675 in stock based compensation, as compared to total operating expense of $62,474 for the three month period ended May 31, 2013. Our total operating expenses consist primarily of legal expenses, accounting expenses and stock based compensation related to being a public company.

We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Income (Expenses). For the nine months ended May 31, 2014, we have other income of $57,876, which consists of $77,480 of forgiveness of debt income net of $19,604 of interest expense, as compared to $2,730 of interest expense for the nine months ended May 31, 2013. For the three months ended May 31, 2014 and 2013, we incurred interest expense of $7,912 and $1,122, respectively.

Net Loss.  For the nine months ended May 31, 2014, our net loss was $627,175, as compared to the nine months ended May 31, 2013, in which our net loss was $195,306.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.  For the three month period ended May 31, 2014 our net loss was $123,417, as compared to our net loss of $63,596 for the three month period ended May 31, 2013.

Liquidity and Capital Resources

We had cash of $188 as of May 31, 2014 and total assets of $1,588 as of that date. At August 31, 2013, we had cash of $362 and total assets of $1,762. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, during fiscal 2014 we have received additional financing of $75,000 through the issuance of convertible debentures.  Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of May 31, 2014, our total liabilities were $725,130 comprised of $478,130 in accounts payable and accrued expenses (including, $211,000 owed to our Chairman for accrued compensation and expenses), $137,000 in notes payable to non-affiliates, $5,000 in notes payable to our Chairman and $105,000 in convertible debentures. As of August 31, 2013, our total liabilities were $607,539, comprised of $510,539 in accounts payable and accrued expenses (including $120,000 owed to our Chairman for accrued compensation and expenses), $67,000 in notes payable to non-affiliates and $30,000 in convertible debentures.

As of May 31, 2014 and August 31, 2013, we had outstanding promissory notes in the amount of $142,000 (including $5,000 owed to our Chairman) and $67,000, respectively.  Interest on these notes range from -0-% to 15%. As of May 31, 2014 and August 31, 2013, notes in the amount of $80,000 and $10,000, respectively, are past due. We have not repaid these notes and no demand for payment has been made to date.  The notes are from unrelated parties (except for the $5,000 owed to our Chairman) and are unsecured.

On July 5, 2013, the Board of Directors authorized the issuance of 20% Convertible Redeemable Debentures ("Convertible Debentures") in an aggregate principal amount not exceeding US $250,000.  The debentures mature between June 30, 2014 and July 30, 2014 and accrue interest at 20% per annum from the day of initial issuance.  As defined in the debenture agreement, the Convertible Debentures, at the option of the holder at any time commencing on December 31, 2013 until maturity, are convertible into shares of common stock of the Company, at a price of $0.25 per share on a post consolidated basis (as to be determined). As of May 31, 2014 and August 31, 2013, $105,000 and $30,000 of Convertible Debentures are outstanding.

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
Date:  July 14, 2014

By: /s/ Frank Lamendola
      Frank Lamendola
Its: Chief Financial Officer, Director (Principal Accounting Officer)
Date:  July 14, 2014