Form 10-Q/A
period 2014-05-31
AXIOM OIL & GAS CORP.
filed 2014-07-16
CIK 1399095

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   No☐

As of July 14, 2014, there were 11,252,774 shares of the issuer’s $.001 par value common stock issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three months ended May 31, 2014 (the “Original Filing”) that was filed with the Securities and Exchange Commission on July 14, 2014, solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to July 14, 2014.

ITEM 6.                      EXHIBITS

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and 15d-15(e) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
*	Filed with our Form 10-Q on July 14, 2014
**	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axiom Oil and Gas Corp.

By: /s/ Michael Altman
      Michael Altman
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date:  July 16, 2014

By: /s/ Frank Lamendola
      Frank Lamendola
Its: Chief Financial Officer, Director (Principal Accounting Officer)
Date:  July 16, 2014