Form 10-K
period 2014-08-31
AXIOM OIL & GAS CORP.
filed 2014-12-15
CIK 1399095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended August 31, 2014

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

____________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes    X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes  ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2014: $1,204,338.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 10, 2014: 18,960,650 shares of common stock.

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

Item 1. Business

General

The Company was incorporated in the State of Nevada on February 13, 2007. The Company was in the development stage of its business through fiscal 2010 when it abandoned its previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. Effective fiscal 2011, we changed our planned business activities to the exploration and development of precious metal properties.  As part of our business strategy, we acquired another business, Axiom de Mexico S.A. de C.V. (“Axiom Mexico”). On May 31, 2012, we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.  In August 2012, we acquired additional mineral properties and planned to explore those properties in 2013.  We were unable to raise the required funds to explore our mineral properties and in February 2013 we dropped those mineral claims.  Subsequent to the year ended August 31, 2013, we effected a 1:25 reverse spilt on our common stock and changed our name to Axiom Oil and Gas Corp.  It is our intention to refocus our efforts on acquiring and developing oil and gas assets. On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP (“LP”) to purchase its interest in certain leases.  On October 14, 2014, we finalized a Lease Purchase Agreement with Alberta Oil and Gas LP whereby we purchased certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling 14,916.94 gross acres, 6,170.76 net acres which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases (the “Leases”).  The purchase price for the Leases was $2,919,211 ($3,269,076 CDN), of which $44,600 ($50,000 CDN) is to be paid in cash from future cash flow or from future financing, $1,339,470 ($1,500,000 CDN) in the form of the assumption of a note secured against the Leases (of which $1,265,100 ($1,416,717 CDN) remains owing) and the remainder in the form of 6,997,876 shares of our common stock valued at $0.23 per share, approximately $1,610,000.

Tanglewood Energy LLC had a part ownership position in some of the leases we own. We believe that it has forfeited its positions, and the gross acreage and net acreages reported above includes acreage that we believe that Tanglewood Energy LLC forfeited and that American Midwest Oil and Gas (a former operator) registered as defaulted in the court registry in Shelby, Montana.  For a more complete description of Tanglewood Energy LLC and our position on the defaults and forfeitures, please see “Description of Business – Legal Proceedings” and “Risk Factors – Risk Associated with Our Business”.  Some of our leases are shared 50% with Tanglewood Energy LLC who is insolvent and as such has defaulted on its obligations to maintain its interests in the shared leases below. If the forfeitures were to be challenged and proven not to have occurred, our net mineral acreage would be reduced by 1,735.53 acres.

This is a related party transaction as one of our directors and largest shareholders, our Chief Executive Officer and our Chief Financial Officer are affiliates of Alberta Oil and Gas LP.

Our wholly owned subsidiary, Toole Oil and Gas Corp. is the registered owner of our interest in the leases.

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

Our Prior Strategy

Originally, our business was to concentrate on providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We have abandoned this strategy.  We then changed our strategy to explore for precious metal properties.  On January 13, 2012, we completed our acquisition of all of the outstanding shares of Axiom Mexico whereby through our wholly owned Mexican subsidiary, Axiom Acquisition Corp, acquired all of the issued and outstanding shares of Axiom Mexico, by the issuance of eighty thousand (80,000) of our common shares.  The surviving company was Axiom de Mexico S.A. de C.V., which was our wholly owned Mexican corporation that had options on two mineral concessions in Sonora State, Mexico.  On May 31, 2012, we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.  In August 2012, we acquired the 13 Fico claims in the Yukon Territory of Canada.  In February 2013 we abandoned the 13 Fico claims. We have abandoned this strategy as well.

Our Current Strategy:

We changed the focus of our Company to the exploration and development of oil and gas leases, mainly in the United States of America.  On October 12, 2013 we changed our name to Axiom Oil and Gas Corp.  On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP (“LP”) to purchase its interest in the Leases.  On October 14, 2014, we finalized a Lease Purchase Agreement with Alberta Oil and Gas LP whereby we purchased certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling 14,916.94 gross acres, 6,170.76 net acres which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases.  The purchase price for the leases was $2,919,211 ($3,269,076 CDN), of which $44,600 ($50,000 CDN) is to be paid in cash from future cash flow or from future financing, $1,339,470 ($1,500,000 CDN) is in the form of the assumption of a note secured against the leases (of which $1,265,100 ($1,416,717 CDN) remains owing) and the remainder was paid in the form of 6,997,876 shares of our common stock valued at $0.23 per share.

Tanglewood Energy LLC had a part ownership position in some of the leases we own. We believe that it has forfeited its positions, and the gross acreage and net acreages reported above includes acreage that we believe Tanglewood Energy LLC forfeited and that American Midwest Oil and Gas, Corp. (a former operator) registered as defaulted in the court registry in Shelby, Montana.  For a more complete description of Tanglewood Energy LLC and our position on the defaults and forfeitures, please see “Description of Business – Legal Proceedings” and “Risk Factors – Risk Associated with Our Business”.  Some of our leases are owned 50% by Tanglewood Energy LLC who is insolvent and as such has defaulted on its obligations to maintain its interests in the leases below. If the forfeitures were to be challenged and proven not to have occurred, our net mineral acreage would be reduced by 1,735.53 acres.

This is a related party transaction as one of our directors and largest shareholders, our Chief Executive Officer and our Chief Financial Officer are affiliates of Alberta Oil and Gas LP.

Our wholly owned subsidiary, Toole Oil and Gas Corp. is the registered owner of our interest in the leases.

Glossary of Terms:

Abandon: (1) The proper plugging and abandoning of a well in compliance with all applicable regulations, and the cleaning up of the well site to the satisfaction of any governmental body having jurisdiction and to the reasonable satisfaction of the operator.  (2) To cease efforts to find or produce from a well or field.  (3) To plug a well completion and salvage material and equipment.

Acreage:  An area, measured in acres, which is subject to ownership or control by those holding total or fractional shares of working interests. Acreage is considered developed when development has been completed. A distinction may be made between “gross” acreage and “net” acreage.  “Gross Acreage” means all Acreage covered by any working interest, regardless of the percentage of ownership in the interest.

AECO: The AECO “C” spot price, which is the Alberta gas trading price, has become one of North America’s leading price-setting benchmarks for natural gas.

AFE:  Authority or authorization for expenditure.  A cost estimate of doing something.  The AFE of drilling a well is estimated both as a dry hole and as a completed well.

Anhydrite: A salt mineral composed of anhydrous calcium sulfate (CaSO4).

Average BOPD per year for first year: The measure of oil output, represented by the number of barrels of oil produced per day, on average per Well, during the First Year Revenue Period.

Barrel:  A unit of volume measurement used for petroleum and its products (~42 U.S. gallons).

Barrel of Oil Equivalent or BOE: A unit of energy based on the approximate energy released by burning one barrel (~42 U.S. gallons) of crude oil.

BOPD: Barrels of Oil Per Day

Borehole: The hole as drilled by the drill bit.

Casing: Steel pipe cemented in the borehole to seal off formation fluids or keep the hole from caving in.

Commercial Well: A well that produces hydrocarbons in commercial quantities (i.e., enough to commence sales to an oil refinery and/or gas pipeline carrier in a profitable way or method).

Completion: The installation of permanent wellhead equipment for the production of oil and gas.

°API Gravity (degree API gravity):  A measure of the density of a liquid or a gas.  Freshwater is 10.  Average weight oil is 25 to 35, heavy oil is below 25, light oil is 35 to 45 and condensate is above 45 °API gravity.

Dolostone: Or dolomite rock, is a sedimentary carbonate rock that contains a high percentage of the mineral dolomite.  It forms from the natural chemical alteration of limestone and is often a reservoir rock.

Dry Hole or Non-commercial Well: A well that does not produce hydrocarbons in Commercial Well quantities.

EUR: Estimated Ultimate Recovery; that is, the number of barrels of oil that may be produced during the life span of a well.

Exploration Drilling: Drilling carried out to determine whether hydrocarbons are present in a particular area or structure.

Exploration phase: The phase of operations which covers the search for oil or gas by carrying out detailed geological and geophysical surveys followed up where appropriate by exploratory drilling.

Exploration well: A well drilled in an unproven area. Also known as a "wildcat well".

Farm In: When a company acquires an interest in a block by taking over all or part of the financial commitment for drilling an exploration well.

Field: A geographical area under which an oil or gas reservoir lies.

40 Acre Spacing: Area of land containing 1 oil well, generally regulated by State regulations.

Fracking or Hydraulic Fracturing: The fracturing of rock by a pressurized liquid. Some hydraulic fractures form naturally—certain veins or dikes are examples. Induced hydraulic fracturing or hydrofracturing, commonly known as fracking, is a technique in which typically water is mixed with sand and chemicals, and the mixture is injected at high pressure into a wellbore to create small fractures (typically less than 3/8th inches), along which fluids such as gas, petroleum, and brine water may migrate to the well. Hydraulic pressure is removed from the well. Then, small grains of proppant (sand or aluminum oxide) hold these fractures open once the rock achieves equilibrium.

Gas Field: A field containing natural gas but no oil.

Gas Injection: The process whereby separated associated gas is pumped back into a reservoir for conservation purposes or to maintain the reservoir pressure.

Gross Acreage: All Acreage covered by any working interest, regardless of the percentage of ownership in the interest.

HBP: Held by production.  Term referring to the ownership of leases that no longer need rental payments as the lease has producing oil and/or gas wells and therefore the mineral rights owner receives royalty payments from production.  Typically, the leases are held by production until the well no longer produces commercial hydrocarbons and is abandoned.

Horizontal Drilling: A well that is drilled vertically into the oil bearing zone and then turned and drilled horizontally along the zone.  The horizontal wellbores allow for far greater exposure to a formation than a conventional vertical wellbore. This is particularly useful in shale formations which do not have sufficient permeability to produce economically with a vertical well. Such wells when drilled onshore are now usually hydraulically fractured in a number of stages, especially in North America. The type of wellbore completion used will affect how many times the formation is fractured, and at what locations along the horizontal section of the wellbore.

Hydrocarbon: A compound containing only the elements hydrogen and carbon. Hydrocarbons may exist as a solid, a liquid or a gas. The term is mainly used in a catch-all sense for oil, gas and condensate.

Initial Production or IP: The rate at which a well commences initial producing hydrocarbons in Commercial Well quantities.

Lease: The right granted by a landowner to the Company to extract minerals, specifically oil and/or natural gas, from the mineral estate. A lease is a legal document or contract between a landowner (lessor) and a company or individual (lessee) granting exploration and development rights to subsurface oil and gas deposits.

Mud: A mixture of base substance and additives used to lubricate the drill bit and to counteract the natural pressure of the formation allowing the drill bit to drill down into the earth.

Natural Gas: Mainly Methane Gas but also other flammable gases, occurring naturally and often found in association with crude petroleum.

Net Acreage: Also known as Net Mineral Acres.  Net Acreage is Gross Acreage adjusted to reflect the percentage of ownership in the working interest in the Acreage.

Oil: A mixture of liquid hydrocarbons of different molecular weights.

Oil Field: A geographic area under which an oil reservoir lies.

Operator: The company that has legal authority to drill wells and undertake the production of hydrocarbons that are found. The Operator is often part of a consortium and acts on behalf of this consortium.

Paleostructure:  The geologic structure of a region or sequence of rocks in the geologic past.

Permeability: The property of a formation which quantifies the flow of a fluid through the pore spaces and into the wellbore.

Petroleum: A generic name for hydrocarbons, including crude oil, natural gas liquids, natural gas and their products.

Plug and Abandon (P&A): The final state in any well.  Permission to plug and abandon is granted by a government agency and done to specific requirements. A surface cement plug is placed at the surface and cement plugs are placed at specific depths in the well to prevent any pollution.  A steel plate is welded to the top of the casing and covered with dirt.

Porosity: The percentage of void in a porous rock compared to the solid formation.

Possible Reserves: Those reserves which at present cannot be regarded as ‘probable’ but are estimated to have a significant but less than 50% chance of being technically and economically producible.

Primary Recovery: Recovery of oil or gas from a reservoir purely by using the natural pressure in the reservoir to force the oil or gas out.

Probable Reserves: Those reserves which are not yet proven but which are estimated to have a better than 50% chance of being technically and economically producible.

Proven Field: An oil and/or gas field whose physical extent and estimated reserves have been determined.

Proven Reserves: Those reserves which on the available evidence are virtually certain to be technically and economically producible (i.e. having a better than 90% chance of being produced).

Recoverable Reserves: That proportion of the oil and/gas in a reservoir that can be removed using currently available techniques.

Reserves: Barrels of Oil per Field. It is calculated by multiplying the Lifespan Average BOPD per well by the number of Wells per Field.

Reservoir: The underground formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape.

Reservoir Rock: A rock that has porosity and permeability.  It can hold and transmit fluids.  The most common reservoir rocks are sandstones, limestones and dolomites.

Royalty Payment: The cash or kind paid to the owner of mineral rights from the production of hydrocarbons.

Sabkha Environments: Sabkha environments are supratidal, forming along arid coastlines and are characterized by evaporite-carbonate deposits with some siliciclastics. Sabkhas form subaerial, prograding and shallowing-upward sequences

Secondary Recovery: Recovery of oil or gas from a reservoir by artificially maintaining or enhancing the reservoir pressure by injecting gas, water or other substances into the reservoir rock.

Shut In Well: A well which is capable of producing but is not presently producing. Reasons for a well being shut in may be lack of equipment, market or other.

Surface Location: The location of a well or facility/measurement point.

38 Degree API “Light” Oil: An arbitrary scale expressing the gravity or density of liquid petroleum products. The measuring scale is calibrated in terms of degrees API.  The higher the API gravity, the lighter the compound. Light crudes generally exceed 38 degrees API and heavy crudes are commonly labeled as all crudes with API gravity of 22 degrees or below. Intermediate crudes fall in the range of 22 degrees to 38 degrees API gravity.

3D Seismic Analysis: Similar to 2D, but uses a dense array of geophones to provide a much more detailed set of seismic information. 3D seismic information allows geologists to see a significantly more reliable view of the underground topography of an area. Denser data and improved computer processing ensures that subsurface features are correctly located and may indicate the presence of hydrocarbons, rather than merely the structural elements, which could possibly contain hydrocarbons. Time-Lapse 3D seismic (also known as 4D) is also used when needed to provide more data in mature fields to identify where new oil has not yet been tapped.

Top Lease:  Generally, a top lease grants rights if and when the current lease expires. In some cases, lease holders are paid a bonus before the current lease expires, in others, the company may prefer to pay the bonus after the current lease expires.

Total Production: The cumulative Barrels of Oil or Barrels of Oil Equivalent a field produces during its Lifespan.

Vertical Drilling: The traditional method of completing an oil and gas well which is done by drilling vertically into the earth at a selected location.

Well Interest: The interest in a well held by the Company under the terms of a Lease.

Well Log Data or Well Logging or Drill Logging: The practice of making a detailed record (a well log) of the geologic formations penetrated by a borehole. The log may be based either on visual inspection of samples brought to the surface (geological logs) or on physical measurements made by instruments lowered into the hole (geophysical logs). Well Logging can be done during any phase of a well’s history; drilling, completing, producing and abandoning. Well Logging is performed in boreholes drilled for the oil and gas, groundwater, mineral and geothermal exploration, as well as part of environmental and geotechnical studies.

Wildcat Well: A well drilled in an unproven area. Also known as an exploration well.

Nisku Carbonate Project – Toole County Montana:

The oil and gas leases owned by us through Toole Oil and Gas Corp. our wholly owned subsidiary, are located in Toole County, in north central Montana, approximately 16 miles south of the Province of Alberta, Canada and U.S. border.  According to state production records, Montana, itself, is a prolific producer of oil and natural gas and we believe that Montana has state legislation that supports the oil and gas industry.  First year state tax rates on revenues generated by the sale of hydrocarbons are 0.8% in Montana.  The tax rate shifts to rates between 6.1% and 9.3%  in subsequent years, depending on the hydrocarbon being produced, the year in which wells were drilled and type of well.

Map showing location of the Kevin-Sunburst Dome where the leases are generally located.

The Kevin-Sunburst Dome is a geological structure in the area in Toole County and covers approximately 1,000 square miles and we believe has 850 feet of structural closure.  We believe that intense structural compression by the Montana Thrust Belt produced forces and fractures that dispersed the Bakken oil into many rock formations through-out the area.  State production records indicate that some formations are located up to a thousand feet above the Bakken zone (such as the Madison, Swift, Cutbank and Sunburst) and others are located only a few hundred feet below the Bakken (such as the Nisku and Duperow).  We believe that the Bakken zone oil migrated through many different rock layers and accumulated to form oil fields wherever the oil encountered porosity (the oil reservoir) and a seal (the oil trap). Geological interpretation by our consulting geologist from drilling in the area is that the Kevin-Sunburst Dome was the focal point for Bakken oil migration from the Southern Alberta Basin to the west.  According to state production records, the domal area has produced more than 320 million barrels of oil (MMBO) and 650 billion cubic feet of gas (BCFG) from the Devonian Nisku, Mississippian Madison, Jurassic Swift, Cretaceous Cutbank/Sunburst, and four other formations.  The primary formation we intend to target, assuming sufficient capital is raised for drilling, is the conventional Nisku carbonate formation.  In Toole County, the Nisku formation is found at a depth of approximately 3,000 to 3,200 feet.

Our leases are located on the eastern slope of the Kevin-Sunburst Dome near the producing fields called the East Kevin Field and the 9 Mile Field.  The East Kevin Field, according to state records, has been in production for approximately 29 years.  Generally, state records show that the oil produced from the Nisku formation is 38 degree API “light” oil.  The state records also show that the Nisku formation does not produce water.  Initially, assuming adequate capital is raised, we plan to drill simple vertical wells into the Nisku zone.  Drill logs from surrounding wells do not show any hazardous or complex drilling problems, though no assurance can be given that we would not encounter such problems.

General location of the leases held and the area covered by the 3D Seismic.

In the Kevin-Sunburst Dome there is multi-zone production from seven shallower formations.  If and when we drill on the leases, the drill hole has the potential to drill through these formations.  If such formations are indicated on the drill logs, we will have the opportunity, if commercial, to produce from these upper zones.  No assurance may be given that any of these zones contain commercial amounts of hydrocarbons.

Conceptual Cross section of Kevin-Sunburst Dome illustrating the different formations that have been identified.

Nisku deposition

State records and drill logs show that the Nisku Formation is about 60 to 70 feet thick across the Kevin-Sunburst Dome.  Scientific interpretation by our consulting geologist indicates that the formation was deposited as a shallowing-upward carbonate-evaporate sequence on top of marine limestones and shales of the Devonian Duperow Formation.  Fine-grained carbonates (wackestones) make up the bottom 20 to 30 feet of strata.  That zone is overlain by a 20-ft thick “Middle Layer” containing wave-dominated grainstone deposits that account for the primary Nisku porosity.  The Middle Layer grades into 10 to 15 feet of supratidal laminated dolostones and anhydrites, capped by a 12 foot anhydrite layer.  We believe that a Sabkha environment prevailed during the next few million years while an additional 150 feet of dolostones and anhydrites accumulated to form the overlying Potlatch Formation.

Nisku porosity and reservoir variability

The Nisku grainstone deposits formed on paleotopographic features (ancestral island shoals and beaches)  where wave action left behind the coarser carbonate sand and winnowed away the silt and mud.  Primary Nisku porosity developed in the 20-ft thick wave-dominated Middle Layer where skeletal grainstones are preserved.  We believe that soon after deposition, the entire Nisku formation was dolomitized.  This is a chemical process that enhances the original grainstone porosity present in a limestone reservoir.  Records of drill core from surrounding drill holes indicate that the porosity in the Nisku can range from a 0 percent to more than 20 percent.

3D Seismic

3D seismic data was shot across the area during 2007, about 24 years after the East Kevin Field was discovered.  The 3D data and the interpretation of the data by our consulting geologist indicate to us, though no assurance can be given, that the Nisku porosity and oil potential are present not only where wells have already been drilled in the East Kevin Field, but also to the north of the field.  We have acquired an interest in leases on what we believe are similar geological locations on the north edge of East Kevin Field and on trend to the 9 Mile Field to the north of the East Kevin Field.

The 3D seismic data has been interpreted by our consulting geologist to establish what we feel are the areas of better Nisku porosity.  The seismic data interpretation by our consulting geologist has delineate what we believe are paleostructures where grainstone porosity development have most likely occurred.  We believe that this structure could have impacted the topography of the overlying Nisku Formation, resulting in better porosity development on the structurally higher areas, though, no assurance can be given to this development.  Furthermore, we believe that distinct seismic amplitude variations are associated with the Nisku porosity zone and these have been tied to the porosity in previously drilled wells in the area.

Operation

Activities on the properties described below are governed by the Operating Agreement entered into with Young Sanders E&P LLC. The Operating Agreement is the standard American Association of Land Professionals 1989 Standard Operating Agreement (the “AAPL Agreement”) with an additional Section 16 governing forfeitures and participation. The AAPL describes the rights and obligations of the participants and the operator in conducting all activities on the properties including the drilling, production and the abandonment of wells.  Exhibits to the Operating Agreement contain, among other things, the standard COPAS Accounting Procedures Joint Operations governing the expenditure of funds and accounting procedures.

DESCRIPTION OF PROPERTY

We do not own any real estate or other tangible property.  Our principal office is located at 1846 E. Innovation Park Dr., Oro Valley, AZ 85755, telephone (303) 872-7814.   We lease our office space in Tucson, Arizona on a monthly basis at $125 per month. No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees.

Toole Oil and Gas Corp. our wholly owned subsidiary, also maintains its office at 1846 E. Innovation Park Dr., Oro Valley, AZ 85755, telephone (303) 872-7814.

The following chart is a detailed list of leases held by our wholly owned subsidiary, Toole Oil and Gas Corp.

Toole Oil = Toole Oil and Gas Corp.
TWP = Township
RGE = Range
SEC = Section

Toole Oil Lease No.	Lease Expiry Date:	Gross Acres	Toole Oil Net Acres			Royalty Rate	Twp	Rge	Sec	Description
				Acres Acquired by Forfeiture	Total Toole Oil Net Acres

1	2/22/2016	120	30	-	30	15.00%	35 North	1 East	1	S2NE, SESW, NWSE, S2SE
1	2/22/2016	80	20	-	20	15.00%	35 North	1 East	1	SWSW, NESE
1	2/22/2016	40	10	-	10	15.00%	35 North	1 East	12	N2NE
1	2/22/2016	460	115	-	115	15.00%	35 North	1 East	12	E2SWNE, SENE, W2, N2SE
2	3/9/2016	120	30	-	30	15.00%	35 North	1 East	1	S2NE, SESW, NWSE, S2SE
2	3/9/2016	40	10	-	10	15.00%	35 North	1 East	12	N2NE
3	2/15/2016	20	5	-	5	15.00%	35 North	1 East	12	W2SWNE
4	3/16/2016	160.02	40.01	-	40.01	15.00%	35 North	1 East	1	Lots 1(40.00), 2(40.01), 3(40.01), 4(40.02), S2NW, N2SW

5	3/16/2016	160.02	40	-	40	15.00%	35 North	1 East	1	Lots 1(40.00), 2(40.01), 3(40.01), 4(40.02), S2NW, N2SW
6	10/31/2016	320	80	-	80	15.00%	35 North	1 East	13	E2
7	2/2/2016	320	80	-	80	15.00%	34 North	1 East	30	E2
8	3/1/2021	480	120	120	240	16.67%	35 North	1 East	24	N2, SE
9	3/1/2021	160	40	40	80	16.67%	35 North	1 East	25	NE
10	11/17/2017	320	160	-	160	15.00%	33 North	1 East	11	N2
10	11/17/2017	160	80	-	80	15.00%	33 North	1 East	11	S2
12	2/6/2017	25.9	12.95	-	12.95	15.00%	33 North	1 East	6	Lots 3(39.88), 4(37.34), 5(37.61), 6(37.85), 7(38.08), SENW, E2SW
13	2/6/2017	12.95	6.47	-	6.47	15.00%	33 North	1 East	6	Lots 3(39.88), 4(37.34), 5(37.61), 6(37.85), 7(38.08), SENW, E2SW
14	2/6/2017	12.95	6.47	-	6.47	15.00%	33 North	1 East	6	Lots 3(39.88), 4(37.34), 5(37.61), 6(37.85), 7(38.08), SENW, E2SW
15	2/6/2017	25.9	12.95	-	12.95	15.00%	33 North	1 East	6	Lots 3(39.88), 4(37.34), 5(37.61), 6(37.85), 7(38.08), SENW, E2SW
16	5/12/2015	80	40	-	40	16.66%	33 North	1 East	4	SW4
17	5/12/2015	80	40	-	40	16.66%	33 North	1 East	5	SE4
18	5/12/2015	159.78	79.898	-	79.898	16.66%	33 North	1 East	3	Lots 3(39.79), 4(39.77), S2NW, SW
25	HBP	53.33	21.33	-	21.33	12.50%	33 North	1 East	13	N2
26	HBP	120	48	-	48	12.50%	33 North	1 East	13	N2
27	HBP	8.89	10.66	-	10.66	12.50%	33 North	1 East	13	N2
28	HBP	120	48	-	48	12.50%	33 North	1 East	13	N2

29	HBP	120	48	-	48	12.50%	33 North	1 East	13	S2
30	HBP	120	48	-	48	12.50%	33 North	1 East	13	S2
31	HBP	80	32	-	32	12.50%	33 North	1 East	13	S2
32	SHUT-IN	40	4	-	4	15.00%	33 North	1 East	1	SE4
32	SHUT-IN	40	4	-	4	15.00%	33 North	1 East	12	NE4
33	SHUT-IN	40	4	-	4	15.00%	33 North	1 East	1	SE4
33	SHUT-IN	40	4	-	4	15.00%	33 North	1 East	12	NE4
34	SHUT-IN	160	28.8	-	28.8	15.00%	33 North	1 East	12	S2
35	12/6/2015	79.8	39.9	-	39.9	16.66%	33 North	1 East	6	Lot 2(39.80), SWNE
39	7/10/2017	320	160	-	160	16.66%	33 North	1 East	9	W2
42	7/22/2017	146.34	36.585	36.585	73.17	12.50%	34 North	1 East	7	Lots 3(35.07), 4(35.17), S2NE, E2SW, SE4
42	7/22/2017	45	11.25	11.25	22.5	12.50%	34 North	1 East	8	S2NW, SWNE
43	7/22/2017	68.29	17.07	17.07	34.14	12.50%	34 North	1 East	7	Lots 3(35.07), 4(35.17), S2NE, E2SW, SE4
43	7/22/2017	21	5.25	5.25	10.5	12.50%	34 North	1 East	8	S2NW, SWNE
54	Top lease	-	-	-	0	12.50%	34 North	1 East	18	Lots 3, 4, E2SW, SE4
54	HBP	155.69	155.69	-	155.69	12.50%	34 North	1 East	18	Lots 3(35.61), 4(35.76), E2SW, SE4
55	HBP	77.84	77.84	-	77.84	15.00%	34 North	1 East	18	Lots 3, 4, E2SW, SE4
56	HBP	77.84	38.92	-	38.92	15.00%	34 North	1 East	18	Lots 3, 4, E2SW, SE4
56	Top lease	0	0	-	0	15.00%	34 North	1 East	18	Lots 3, 4, E2SW, SE4
57	5/22/2017	40	10	-	10	12.50%	34 North	1 East	17	SE4
58	5/22/2017	40	10	-	10	12.50%	34 North	1 East	17	SE4
59	8/15/2017	13.33	3.33	-	3.33	12.50%	34 North	1 East	17	SE4
60	8/15/2017	13.33	3.33	-	3.33	12.50%	34 North	1 East	17	SE4
61	8/15/2017	13.33	3.33	-	3.33	12.50%	34 North	1 East	17	SE4
65	7/8/2017	80	40	-	40	15.00%	34 North	1 East	17	N2NE
66	9/3/2017	10	2.5	-	2.5		34 North	1 East	1	SW4

66	9/3/2017	10	2.5	-	2.5		34 North	1 East	12	NW4
68	3/8/2017	10	2.5	-	2.5	15.00%	34 North	1 East	1	SW4
68	3/8/2017	10	2.5	-	2.5	15.00%	34 North	1 East	12	NW4
69	9/3/2017	20	5	-	5	15.00%	34 North	1 East	1	SW4
69	9/3/2017	20	5	-	5	15.00%	34 North	1 East	12	NW4
70	12/6/2016	65.07	16.27	16.27	32.54	12.50%	34 North	1 East	23	S2
70	12/6/2016	65.07	16.27	16.27	32.54	12.50%	34 North	1 East	27	N2
70	12/6/2016	65.07	16.27	16.27	32.54	12.50%	34 North	1 East	28	S2
71	11/18/2017	65.07	16.27	16.27	32.54	12.50%	34 North	1 East	23	S2
71	11/18/2017	65.07	16.27	16.27	32.54	12.50%	34 North	1 East	27	N2
71	11/18/2017	65.07	16.27	16.27	32.54	12.50%	34 North	1 East	28	S2
98	11/22/2015	160	40	40	80	17.00%	34 North	1 East	34	E2
99	4/3/2016	320	80	80	160	12.50%	34 North	1 East	3	S2N2, SE4
100	HBP	317	158.5	-	158.5	15.00%	34 North	1 East	19	E2 Less 3 Acres in NENE
101	4/25/2017	8	2	-	2	12.50%	34 North	1 East	20	NE4
102	4/25/2017	8	2	-	2	12.50%	34 North	1 East	20	NE4
103	4/25/2017	20	5	-	5	12.50%	34 North	1 East	20	NE4
104	4/25/2017	8	2	-	2	12.50%	34 North	1 East	20	NE4
105	4/25/2017	20	5	-	5	12.50%	34 North	1 East	20	NE4
106	4/25/2017	20	5	-	5	12.50%	34 North	1 East	20	NE4
107	4/25/2017	20	5	-	5	12.50%	34 North	1 East	20	NE
108	4/25/2017	40	10	-	10	12.50%	34 North	1 East	20	NE4
109	10/10/2017	8	2	-	2	12.50%	34 North	1 East	20	NE4
110	9/24/2016	160	40	40	80	12.50%	34 North	1 East	10	SW4
110	9/24/2016	160	40	40	80	12.50%	34 North	1 East	17	SW4
110	9/24/2016	480	120	120	240	12.50%	34 North	1 East	20	SE4, W2
111	6/21/2017	80	20	20	40	15.00%	35 North	1 East	28	S2

111	6/21/2017	146	36.5	36.5	73	15.00%	35 North	1 East	29	SE4
112	6/21/2017	80	20	20	40	15.00%	35 North	1 East	28	S2
112	6/21/2017	156	39	39	78	15.00%	35 North	1 East	33	SW4
117	2/4/2016	438.56	109.64	-	109.64	15.00%	35 North	1 East	5	Lots 1(39.40), 2(39.16), S2NE, SE, N2SW, SESW
120	11/22/2015	80	20	20	40	17.00%	35 North	1 East	24	SW4
121	HBP	320	19.2		19.2		35 North	1 East	14	E2
121A	HBP	640	320	-	320	12.50%	35 North	1 East	16	All
122	7/1/2017	640	160	160	320	15.00%	35 North	1 East	17	All
122	7/1/2017	160	40	40	80		35 North	1 East	18	E2SW, SE4
123	7/28/2017	60	15	15	30	15.00%	35 North	1 East	18	E2SW, SE4
123	7/28/2017	20	5	5	10	15.00%	35 North	1 East	19	E2NE
123	7/28/2017	80	20	20	40	15.00%	35 North	1 East	20	N2
124	7/31/2017	20	5	-	5	15.00%	35 North	1 East	18	E2SW, SE
124	7/31/2017	6.67	1.66	-	1.66	15.00%	35 North	1 East	19	E2NE
124	7/31/2017	26.67	6.66	-	6.66	15.00%	35 North	1 East	20	N2
125	7/1/2017	53.33	13.3325	13.3325	26.665	15.00%	35 North	1 East	19	E2NE
125	7/1/2017	213.33	53.3325	53.3325	106.665	15.00%	35 North	1 East	20	N2
126	7/23/2017	34.06	8.515	8.515	17.03	15.00%	35 North	1 East	18	Lots 3(34.01), 4(34.11)
126	7/23/2017	77.13	19.2825	19.2825	38.565	15.00%	35 North	1 East	19	Lot 1(34.26), W2NE, NENW
127	7/23/2017	34.06	8.515	8.515	17.03	15.00%	35 North	1 East	18	Lots 3, 4
127	7/23/2017	77.13	19.2825	19.2825	38.565	15.00%	35 North	1 East	19	Lot 1, W2NE, NENW
128	10/20/2017	303.98	75.99	-	75.99	12.50%	35 North	1 East	19	Lots 2, 3, 4, SENW, E2SW, W2SE
129	7/24/2017	40	10	10	20	12.50%	35 North	1 East	20	S2
130	7/24/2017	160	40	40	80	12.50%	35 North	1 East	20	S2
131	7/24/2017	40	10	10	20	12.50%	35 North	1 East	20	S2
132	2/1/2018	40	10		10	12.50%	35 North	1 East	20	S2

133	7/24/2017	40	10	10	20	12.50%	35 North	1 East	20	S2
136	8/23/2017	8.94	2.28	-	2.28	15.00%	35 North	1 East	23	S2SWNW, West 450' of SWSENW
137	8/23/2017	320	80	80	160	15.00%	35 North	1 East	25	W2
138	12/29/2015	160	40	40	80	12.50%	35 North	1 East	25	SE4
139	6/20/2017	80	20	20	40	15.00%	35 North	1 East	26	W2SW
140	8/23/2017	320	80	80	160	15.00%	35 North	1 East	26	E2
141	8/5/2017	240	60	60	120	15.00%	35 North	1 East	26	E2SW, NW4
142	8/5/2017	80	20	20	40	15.00%	35 North	1 East	27	E2NE
143	6/20/2017	240	60	60	120	15.00%	35 North	1 East	27	E2SW, SE4
144	7/3/2017	80	20	-	20	12.50%	35 North	1 East	27	W2NE, NW4, W2SW
145	7/9/2017	80	20	-	20	12.50%	35 North	1 East	27	W2NE, NW4, W2SW
146	7/3/2017	80	20	-	20		35 North	1 East	27	W2NE, NW4, W2SW
147	7/3/2017	80	20	-	20	12.50%	35 North	1 East	27	W2NE, NW4, W2SW
148	6/10/2018	320	80	80	160	16.66%	35 North	1 East	35	W2E2, E2NW, SESE, NESW
149	HBP	3	1.5	-	1.5	12.50%	34 North	1 East	19	A 3.00 acre tract of land located in the NENE
150	10/11/2016	60.82	15.21	-	15.21	15.00%	34 North	1 East	19	Lots 1, 2, 3, 4, E2W2
151	1/2/2017	8.89	2.22	-	2.22	16.00%	34 North	1 East	15	SW
151	1/2/2017	8.89	2.22	-	2.22	16.00%	34 North	1 East	22	NW
151	1/2/2017	13.33	3.38	-	3.38	16.00%	34 North	1 East	23	N2
151	1/2/2017	6.67	3.16	-	3.16	16.00%	34 North	1 East	24	NE
152	1/2/2017	8.89	2.22	-	2.22	16.00%	34 North	1 East	15	SW
152	1/2/2017	8.89	2.22	-	2.22	16.00%	34 North	1 East	22	NW
152	1/2/2017	13.33	3.38	-	3.38	16.00%	34 North	1 East	23	N2

152	1/2/2017	6.67	1.16	-	1.16	16.00%	34 North	1 East	24	NE
153	1/2/2017	8.89	2.22	-	2.22	16.00%	34 North	1 East	15	SW
153	1/2/2017	8.89	2.22	-	2.22	16.00%	34 North	1 East	22	NW
153	1/2/2017	13.33	3.38	-	3.38	16.00%	34 North	1 East	23	N2
153	1/2/2017	6.67	1.16	-	1.16	16.00%	34 North	1 East	24	NE
154	1/10/2017	4.44	1.11	-	1.11	16.00%	34 North	1 East	15	SW
154	1/10/2017	4.44	1.11	-	1.11	16.00%	34 North	1 East	22	NW
154	1/10/2017	6.67	1.16	-	1.16	16.00%	34 North	1 East	23	N2
154	1/10/2017	3.33	0.83	-	0.83	16.00%	34 North	1 East	24	NE
155	3/6/2017	4.44	1.11	-	1.11	16.00%	34 North	1 East	15	SW
155	3/6/2017	4.44	1.11	-	1.11	16.00%	34 North	1 East	22	NW
155	3/6/2017	6.67	1.16	-	1.16	16.00%	34 North	1 East	23	N2
155	3/6/2017	3.33	0.83	-	0.83	16.00%	34 North	1 East	24	NE
156	1/11/2017	160	40	40	80	15.00%	35 North	1 East	32	NENE, S2NE, SENW
156	1/11/2017	160	40	40	80	15.00%	35 North	1 East	33	NW
157	1/12/2017	320	8	-	8	16.67%	34 North	1 East	11	E2

	Total	14916.94	4435.223	1735.535	6170.758

2.           RESERVES REPORTED TO OTHER AGENCIES

We have no reserve reports at this time.  Save and except the two gas wells, our acreage is undeveloped.

3.           PRODUCTION

A. As part of the acquisition of the lease interests, we have acquired a 50% working interest in two producing gas wells.

i)  The average sales price of the production per thousand btus for the 12 month period ending June 30, 2014 is $3.577808.  The average sales price of the production per thousand btus for the 2 month period ending August 31, 2014 is $3.998000

ii)  The average lifting price per thousand btus for the 12 month period ending June 30, 2014 is $1.257781.  The average lifting price per thousand btus for the 2 month period ending August 31, 2014 is $1.299800.

4.           PRODUCTIVE WELLS AND ACREAGE

As of October 14, 2014, we own 2 gas wells (gross) and 1 gas well net. The total productive area of the two gross wells is 80 acres and the net productive area is 40 acres.

5.           UNDEVELOPED ACREAGE

As of October 14, 2014, we own 14,916.94 gross acres and 6,170.76 net acres (which includes 1,735.53 acres forfeited by Tanglewood Energy, LLC).

6.           DRILLING ACTIVITY

In December 2012, drilling of two oil wells we acquired commenced. The two wells are awaiting fracking in order to determine whether either or both of such wells should be placed in production or abandoned.

7.           PRESENT ACTIVITIES

As of October 15, 2014, we have two oil wells being drilled.

8.           DELIVERY COMMITMENTS

American Midwest Oil and Gas Ltd., (“AMOG”) the 50% owner of our two producing gas wells is the operator of these two wells.  AMOG has a contract with Ranck Oil Company to sell to them all of the gas produced from these two wells.  The gas is sold based on the AECO monthly price minus $1.00 for gathering and is effective until June 30, 2015.

Principal Products

Our principal product is the exploration for and development of oil and natural gas.  Because our properties are in the development stage, there is no guarantee that any hydrocarbons will be found or extracted.

Employees

We are an exploration stage company and currently have two full time employees; Michael Altman, our current President, who is also our CEO, works full time on behalf of our Company.  Robert Knight, a director, works full time on behalf of our Company.  Currently, we have no other full time employees.  Frank Lamendola, our Chief Financial Officer, works for us on a part time basis.  Our President and our Chief Financial Officer do not have compensation agreements with us.

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

The current operator of our leases, Young Sanders E&P LLC, does carry liability insurance that would cover us against any action pertaining to the leases we hold.

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

Hydraulic Fracturing

The practice of hydraulic fracturing has recently become the subject of significant focus among some environmentalists, regulators and the general public. Concerns over potential hazards associated with the use of hydraulic fracturing and its impact on the environment have been raised at all levels, including federal, state and local. There have been reports associating hydraulic fracturing with groundwater contamination, improper waste disposal, poor air quality and earthquakes. Hydraulic fracturing requires the use and disposal of significant quantities of water, and public concern has been growing over its possible effects on drinking water supplies, as well as the adequacy of supply. Hydraulic fracturing techniques have been used by the industry for many years, and, currently, more than 90% of all oil and natural gas wells drilled in the U.S. employ hydraulic fracturing. We and our operating partners strive to adopt best practices and industry standards and comply with all regulatory requirements regarding well construction and operation. We have, and believe our operating partners have, established processes to help ensure that hydraulic fracturing does not pose a meaningful risk to water supplies.

Potential Rulemaking

Although hydraulic fracturing is regulated primarily at the state level, governments and agencies at all levels from federal to municipal are conducting studies and considering regulations. For example, in 2011, the U.S. Secretary of Energy formed the Shale Gas Production Subcommittee, a subcommittee of the Secretary of Energy Advisory Board. The Subcommittee was charged with making recommendations to improve the safety and environmental performance of hydraulic fracturing. On August 18, 2011, the Subcommittee issued its Ninety Day Report (the “Report”), which focused exclusively on the production of natural gas (and some liquid hydrocarbons) from shale formations with hydraulic fracturing stimulation in either vertical or horizontal wells. The Subcommittee identified four primary areas of concern including possible water pollution, air pollution, disruption of the community during production, and potential for adverse impact on communities and ecosystems. The Subcommittee also set forth a list of recommendations addressing, among other areas, communications, air quality, protection of water supply and quality, disclosure of fracturing fluid composition, reduction of diesel fuel use, continuous development of best practices, and federal sponsorship of research and development with respect to unconventional gas. The Subcommittee issued its Final Report in November 2011, which recommended implementation of the Subcommittee’s recommendations by federal and state agencies. We will continue to monitor the impact the Subcommittee’s recommendations, and any resulting rule-making activities evolving at federal and state levels, could have on our exploration and development activities.

During 2012, the Bureau of Land Management (BLM) proposed regulations governing hydraulic fracturing on federal lands. The regulations would require: (1) public disclosure of chemicals used in hydraulic fracturing operations; (2) assurances on well-bore integrity to verify that fluids used in wells during fracturing operations are not escaping; and (3) confirmation of a water management plan in place for handling fracturing fluids that flow back to the surface. On January 21, 2013, the BLM announced that it was withdrawing its proposed regulations and the BLM issued a new set of proposed regulations regarding hydraulic fracturing in May 2013.

During 2012, the EPA proposed new guidelines under the Safe Drinking Water Act regarding the issuance of permits for the use of diesel fuel as a component in hydraulic fracturing activities. The draft guidance outlines for EPA permit writers, where the EPA is the permitting authority, requirements for diesel fuels used for hydraulic fracturing wells, technical recommendations for permitting those wells, and a description of diesel fuels for EPA underground injection control permitting. The EPA published the final version of this guidance on February 12, 2014.

The EPA is currently studying the potential impacts of hydraulic fracturing on drinking water resources. Results are expected to be released in a draft for public and peer review in 2014. In addition, the EPA’s recently issued proposed rules subjecting oil and natural gas operations to regulation under the New Source Performance Standards will be applicable to newly drilled and fractured wells as well as existing wells that are refractured.

We continue to monitor new and proposed legislation and regulations to assess the potential impact on our business. Any additional federal, state or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in substantial incremental operating, capital and compliance costs as well as delay our ability to develop oil and natural gas reserves.

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

Presently, we are qualified to do business in Nevada and Montana. Our wholly owned subsidiary, Toole Oil and Gas Corp. is qualified to do business in Montana.  Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our services and products.

Item 1A. Risk Factors

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements.”  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, financial condition or results of operations.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks associated with our business:

We have no operating history. We expect to incur losses for the foreseeable future. We will go out of business if we fail to generate sufficient revenue or raise additional capital.

We have a limited operating history. We were founded on February 13, 2007, and from the date of inception to August 31, 2014, we have accumulated losses of $14,933,817. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue or raise additional capital. We do not foresee generating any significant revenues in the near future, and we only have a commitment at this time to raise $100,000 in additional capital, which was received in November 2014.  Additional losses will result from costs and expenses related to implementing our new business strategy and hiring qualified people to carry out the new business strategy.

If sufficient funds are not available, we may not be able to acquire oil and gas leases to implement our new business plan.

Our business may fail if we do not have sufficient funds to enable us to do one or more of the following: make default rental payments on our leases in a timely manner, attract qualified personnel to work for our Company; or fund our administrative and corporate expenses. Failure to acquire oil and gas leases or pay delay rental payments will stop our plan for the Company to move ahead with our strategy.

Additional financing is required beyond this amount, and we cannot be certain that it will be available when and to the extent needed. As well, even if financing is available, we cannot be certain that it would be available on acceptable terms or in sufficient quantities.

Removal of Tanglewood Energy LLC as operator.

An original 50% owner of the Leases was Tanglewood Energy LLC (“Tanglewood”). In October 2013, Tanglewood informed its partners in the Leases that it was insolvent.  As per the Operating Agreement in place at that time, Tanglewood was removed as operator and replaced by American Midwest Oil and Gas Corp. We have not received any notification from Tanglewood acknowledging such action and as such this removal may be challenged in court by Tanglewood in the future. If Tanglewood was successful in its challenge then they would be reinstated as operator of the leases.

Some of our leases are shared 50% with Tanglewood Energy LLC who is insolvent and as such has defaulted on its obligations to maintain its interests in the shared leases.

We believe that Tanglewood has forfeited its part ownership position in some of the Leases we own. Tanglewood, failed to participate in the drilling of the first two oil wells and failed to make certain delay rental payments both of which constitutes defaults under the operating agreement.  Accordingly, we believe that Tanglewood forfeited its interests in the leases that pertain to the defaults under the Operating Agreement.  American Midwest Oil and Gas (the then operator) registered these defaults in the court registry in Shelby Montana but has not received assignments for the leases from Tanglewood as required under the operating agreement.  We believe our position is strong to have the courts assign our interests in those leases to us through a court application but there is significant risk that these interests will never be assigned to us.  At this time we have not made an application to the courts to enforce our rights and we expect to file such an action within the next 6 months.  We cannot assure you that we will ever file such a court application.  If Tanglewood should decide to defend its position in court it may cost us significant legal fees and take much time to perfect our position.  If we were to lose any legal challenge regarding the leases we would be obligated to return the forfeited leases to Tanglewood which could significantly affect our land holdings and drilling positions, including reducing our gross mineral acreage and net mineral acreage by approximately 1,735.53 acres..

Furthermore, in the calculation of the net acreage of leases owned by Toole Oil and Gas, Corp., our wholly owned subsidiary, we assume that the defaults under the operating agreement are valid.  The net acreage number we have calculated is 6,170.76 net acres.  If Tanglewood was successful in defending a court action, then our net acreage position would be reduced by approximately 1,735.53 acres.

We are significantly dependent upon officers to develop our business. If we lose our officers or if our officers do not adequately develop our business, we will go out of business.

At the outset, our success will depend entirely on the ability of our officers. We do not carry a “key person” life insurance policy on our officers. We currently have two full time employees and one part time employee. We rely almost exclusively upon our officers to meet our needs.

Our directors and officers also own a controlling interest in our common stock, and, as such, you may have no effective voice in our management.

As of November 30, 2014, our directors and officers own approximately 74.27% of the Company's outstanding common stock. As such, these beneficial owners have the ability to influence all corporate actions required to be taken by majority consent of holders and management. If the interests of these beneficial owners differ from the interests of other shareholders, these beneficial owners may be able to ensure that their interests prevail.

Our current directors, officers and key employees beneficially own a significant percentage of our issued and outstanding shares of common stock. Accordingly, for the foreseeable future, we expect that our directors and officers will exercise control over all matters requiring board and shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

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

There are several governmental regulations that materially restrict oil and gas exploration or exploitation. We expect to be subject to federal, state and local laws and regulations in the United States of America regarding environmental matters, the abstraction of water, and the discharge of wastes and materials and other similar laws and regulations. Amendments to current laws, regulations and permits governing operations and activities of exploration and development companies, or more stringent implementation thereof, could have a material adverse impact on us and our operations increase our expenditures and costs and require abandonment or delays in developing new oil and gas leases. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm our business, financial condition or results of operations. We cannot predict how agencies or courts in the United States of America will interpret existing laws and regulations or the effect that these adoptions and interpretations may have on our business, financial condition or results of operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing legislation could result in increased costs and additional operating restrictions or delays, or restrict our access to oil and natural gas reserves.

We currently use hydraulic fracturing in our operations. Hydraulic fracturing typically involves the injection under pressure of water, sand and additives into rock formations in order to stimulate hydrocarbon production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act (the “SDWA”), but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the SDWA. Eliminating this exemption could establish an additional level of regulation and permitting at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our cost of compliance and doing business. In addition, the U.S. Environmental Protection Agency’s (the “EPA’s”) Office of Research and Development is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The results of that study, which are expected to be available in draft during 2014 for peer review and public comment, could advance the development of additional regulations.

Even in the absence of new legislation, the EPA recently asserted the authority to regulate hydraulic fracturing involving the use of diesel additives under the SDWA’s Underground Injection Control Program (the “UIC Program”), which regulates the underground injection of substances. On February 12, 2014, the EPA published UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document is designed for use by employees of the EPA that draft the UIC permits and describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. The EPA has encouraged state programs to review and consider use of the above mentioned guidance. To the extent that EPA’s new regulatory guidance is extended to our operations by permitting authorities, additional and significant compliance costs may arise that could materially affect our operations, cash flows, and financial position.

Hydraulic fracturing operations require the use of water and the disposal or recycling of water that has been used in operations. The federal Clean Water Act (the “CWA”) restricts the discharge of produced waters and other pollutants into waters of the United States and requires permits before any pollutants may be so discharged. On October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations by 2014 governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. The CWA and comparable state laws and regulations provide for penalties for unauthorized discharges of pollutants including produced water, oil, and other hazardous substances. Compliance with and future revisions to requirements and permits governing the use, discharge, and recycling of water used for hydraulic fracturing may increase our costs and cause delays, interruptions or terminations of our operations which cannot be predicted.

On May 16, 2013, the Department of Interior – Bureau of Land Management (“BLM”) released a revised proposed rule that, if adopted as drafted, would require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm their wells meet certain construction standards and (iii) establish site plans to manage flow back water. The revised proposed rule was subject to a 90-day public comment period, which ended on August 23, 2013; the BLM has not yet issued a final rule. The Department of Energy is also considering whether to implement actions to lessen the environmental impact associated with hydraulic fracturing operations. Initiatives by the EPA and other federal and state regulators to expand their regulation of hydraulic fracturing, together with the possible adoption of new federal or state laws or regulations that significantly restrict hydraulic fracturing, could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform hydraulic fracturing, increase our costs of compliance and doing business, and delay or prevent the development of unconventional hydrocarbon resources from shale and other formations that are not commercial without the use of hydraulic fracturing. In addition, there have been proposals by non-governmental organizations to restrict certain buyers from purchasing oil and natural gas produced from wells that have utilized hydraulic fracturing in their completion process, which could negatively impact our ability to sell our production from wells that utilized these fracturing processes.

Apart from federal regulatory initiatives, states have been considering or implementing new requirements for hydraulic fracturing, including restricting its use in environmentally sensitive areas. Similarly, some localities have significantly limited or prohibited drilling activities, or are considering doing so.

Although it is not possible at this time to predict the final requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas where we conduct business, such as the Bakken and Three Forks areas, could significantly increase our operating, capital and compliance costs as well as delay or halt our ability to develop oil and natural gas reserves.

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

Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

As of October 14, 2014, we have identified approximately 70 potential vertical drilling locations on our leases.  These drilling locations, including those without proven undeveloped reserves, represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Delays in the development of or production curtailment at our material properties may adversely affect our financial position and results of operations.

The size of our operations and our capital expenditures budget limit the number of properties that we can develop in any given year. Complications in the development of any single major well or infrastructure installation may result in a material adverse effect on our financial condition and results of operations. In addition, we expect that relatively few wells will contribute a substantial portion of our production. If we were to experience operational problems or adverse commodity prices resulting in the curtailment of production in any of these wells, our total production levels would be adversely affected, which would have a material adverse effect on our financial condition and results of operations.

The Kevin-Sunburst Dome oil price differential could have adverse impacts on our revenues.

Generally, oil produced on the Kevin-Sunburst Dome is high quality (characterized by an American Petroleum Institute gravity, or API gravity, between 36 to 44 degrees, which is comparable to West Texas Intermediate, or WTI, oil). However, due to takeaway constraints, oil prices in the area ranged from $5.00 to $15.00 less per Bbl than prices for other areas in the United States during 2014. This discount, or differential, may widen in the future, which would reduce the price we would receive for our production.

We may not be able to develop oil and natural gas reserves on an economically viable basis, and our reserves and production may decline as a result.

If we succeed in discovering oil and natural gas reserves, these reserves may not be capable of the production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our own and our operating partners’ ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we may develop and to effectively distribute our production.

Future oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. We will not be able to completely eliminate these conditions in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

We may not be able to drill wells on a substantial portion of our acreage.

We may not be able to drill on a substantial portion of our acreage for various reasons. We may not generate or be able to raise sufficient capital to do so. Future deterioration in commodities pricing may also make drilling some acreage uneconomic. Our actual drilling activities and future drilling budget will depend on drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, lease expirations, gathering system and pipeline transportation constraints, regulatory approvals and other factors. In addition, any drilling activities we are able to conduct may not be successful or add additional proven reserves to our overall proven reserves, which could have a material adverse effect on our future business, financial condition and results of operations.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

A large portion of our acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, these leases will expire. If our leases expire, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, many of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

Shortages of equipment, services and qualified personnel could reduce our cash flow and adversely affect results of operations.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices and activity levels in new regions, causing periodic shortages. During periods of high oil and natural gas prices, the demand for drilling rigs and equipment has increased along with increased activity levels, which may result in shortages of equipment. In addition, there has been a shortage of hydraulic fracturing capacity in many of the areas in which we operate. This shortage in hydraulic fracturing capacity could occur in the future. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, oilfield equipment and services, and personnel. These types of shortages and subsequent price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those operations that we currently have planned and budgeted, causing us to miss our forecasts and projections.

Our lack of diversification will increase the risk of an investment in us and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business is focused primarily on a limited number of properties in Montana. We may choose to limit our focus to a single geographic area such as the Kevin-Sunburst Dome, which could limit our flexibility. Our required capital commitments may grow if the opportunity presents itself and will depend upon the results of initial testing and development activities. Larger companies have the ability to manage their risk by diversification. However, we lack diversification in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than if our business was more diversified, enhancing our risk profile. For example, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in the area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of oil or natural gas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Kevin-Sunburst Dome, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Our ability to sell our production and/or receive market prices for our production may be adversely affected by transportation capacity constraints and interruptions.

If the amount of oil or natural gas being produced by us and others exceeds the capacity of the various transportation pipelines and gathering systems currently available in our operating areas, it will be necessary for new transportation pipelines and gathering systems to be built. In the case of oil and condensate, it may be necessary for us to rely more heavily on trucks to transport our production, which is more expensive and less efficient than transportation via pipeline. The construction of new pipelines and gathering systems is capital intensive and construction may be postponed, interrupted or cancelled in response to changing economic conditions and the availability and cost of capital. In addition, capital constraints could limit our ability to build gathering systems to transport our production to transportation pipelines. In such event, costs to transport our production may increase materially or we might have to shut in our wells awaiting a pipeline connection or capacity and/or sell our production at much lower prices than market or than we currently project, which would adversely affect our results of operations. A portion of our production may also be interrupted, or shut in, from time to time for numerous other reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or we might voluntarily curtail production in response to market conditions.

Competition in obtaining rights to explore and develop oil and natural gas reserves and to market our production may impair our business.

The oil and natural gas industry is highly competitive. Other oil and natural gas companies may seek to acquire oil and natural gas leases and other properties and services we intend to target with our investments. This competition is increasingly intense as prices of oil and natural gas rise. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors or in funding joint ventures with our prospective partners. Competitors include a variety of potential investors and larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

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

In the future, the figures for our reserves and resources will be estimates based on interpretation and assumptions, and they may yield less hydrocarbon production under actual conditions than our independent geologists and engineers may estimate.

Unless otherwise indicated, oil and gas reserve figures presented in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time will be based upon estimates made by independent geologists, independent engineers and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the oil and gas reserves on any leases we may acquire. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.

We cannot assure you that:

  •   these estimates will be accurate;
  •   reserve estimates will be accurate; or
  •   these hydrocarbons can be produced profitably.

Any material changes in oil and gas reserve estimates will affect the economic viability of placing a lease into production and a property’s return on capital. In addition, any oil or gas ultimately produced, if any, may differ from that indicated by our technical reports and production test results. There can be no assurance that hydrocarbons  recovered in small scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.

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

We may have difficulty integrating and managing the growth associated with our recent acquisitions.

Our recent acquisition may place a significant strain on our financial, technical, operational and administrative resources. We may not be able to integrate the operations of the acquired assets without increases in costs, losses in revenues or other difficulties. In addition, we may not be able to realize the operating efficiencies, synergies, costs savings or other benefits expected from such acquisitions. Any unexpected costs or delays incurred in connection with such integration could have an adverse effect on our business, results of operations or financial condition. We intend to hire new employees that we expect will be required to manage our operations, and we plan to add resources as needed as we scale up our business. However, we may experience difficulties in finding additional qualified personnel. In an effort to stay on schedule with our planned activities, we may supplement our staff with contract and consultant personnel until we are able to hire new employees. Our ability to continue to grow after this acquisition will depend upon a number of factors, including our ability to identify and acquire new exploratory prospects and other acquisition targets, our ability to develop then existing prospects, our ability to successfully adopt an operated approach, our ability to continue to retain and attract skilled personnel, the results of our drilling program and acquisition efforts, hydrocarbon prices and access to capital. We may not be successful in achieving or managing growth, and any such failure could have a material adverse effect on us.

Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

We expect acquisitions to be instrumental to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems, and does not involve a review of seismic data or independent environmental testing. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and limitations, including any structural, subsurface and environmental problems that may exist or arise. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete future acquisitions on terms that we believe are acceptable or that, even if completed, do not contain problems that reduce the value of acquired property.

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

Our operations could be adversely affected by weather conditions and wildlife restrictions on federal leases. In the Kevin-Sunburst Dome, drilling and other oil and natural gas activities cannot be conducted as effectively during the winter months. Winter and severe weather conditions limit and may temporarily halt the ability to operate during such conditions. These constraints and the resulting shortages or high costs could delay or temporarily halt our oil and natural gas operations and materially increase our operating and capital costs, which could have a material adverse effect on our business, financial condition, and results of operations.

Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and operations.

Our Operator maintains several types of insurance to cover our operations, including worker’s compensation and comprehensive general liability. Amounts over base coverages are provided by primary and excess umbrella liability policies. Our operator also carries operator’s extra expense coverage, which covers the control of drilling or producing wells as well as re-drilling expenses and pollution coverage for wells out of control.

We may not be able to maintain adequate insurance in the future at rates we consider reasonable, or we could experience losses that are not insured or that exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially and adversely affect our financial condition and results of operations.

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

There is not, currently, a liquid secondary trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to sell your common stock. If you do want to sell your common stock, then you will be responsible for locating a buyer and finalizing terms of sale.

Due to the lack of a market for our shares, our share price will be more volatile. Also, our stock is held by a smaller number of investors thus reducing the liquidity of our stock and the likelihood that any active trading market will develop.

There is no market for our common stock and we cannot assure you that any market will ever be developed or maintained. Currently, our stock is listed on the Over-The-Counter-Bulletin-Board (OTCQB) under the trading symbol AXIO. As of the date of this report, our stock has traded on the OTCQB on a very limited basis. We cannot provide any assurance that our stock will continue trading on the OTCQB. The fact that most of our stock is held by a small number of investors further reduces the liquidity of our stock and the likelihood that any active trading market will develop. The market for our common stock, if any, is likely to be volatile and many factors may affect the market. These include, for example: our success, or lack of success, in marketing our services; developing our client base; competition; government regulations; and fluctuating operating results.

Because our common stock is quoted and traded on the OTC Bulletin Board, short selling could increase the volatility of our stock price.

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

It is possible that the demands from other obligations on our officers and directors and future officers and directors, could increase, they could no longer be able to devote sufficient time to the management of our operations and business. This conflict of interest could adversely affect our business, financial condition or results of operations and cause our business to fail.

U.S. investors may experience difficulties in attempting to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident directors.

Except for our Chief Financial Officer, our directors and officers reside outside of the U.S. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against some of our directors and officers.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other tangible property.  Our principal office and the office of our wholly owned subsidiary are located at 1846 E. Innovation Park Dr. Oro Valley, AZ 85755, telephone (303) 872-7814.   We lease our office space in Tucson, Arizona on a monthly basis at $125 per month. No debt has accrued on account of rent payments owing. Our office space is sufficient for our current needs. However, we may require additional space in the event that our business operations are successful and we hire employees.

Item 3. Legal Proceedings

Except as described below, neither Axiom nor its properties are the subject of any pending legal proceedings and no such proceeding is known to be contemplated by any governmental authority.  We are not aware of any legal proceedings in which any director, officer or affiliate of Axiom, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of Axiom, is a party adverse to Axiom or any of its subsidiaries or has a material interest adverse to Axiom or any of its subsidiaries.

We believe that Tanglewood Energy LLC has forfeited its part ownership position in some of the Leases we own. Tanglewood, failed to participate in the drilling of the first two oil wells and failed to make certain delay rental payments both of which constitutes defaults under the operating agreement.  Accordingly, we believe that Tanglewood forfeited its interests in the leases that pertain to the defaults under the Operating Agreement.  American Midwest Oil and Gas (the then operator) registered these defaults in the court registry in Shelby Montana but has not received assignments for the leases from Tanglewood as required under the terms and conditions of the Operating Agreement.  We believe our position is strong to have the courts assign our interests in those leases to us through a court application but there is significant risk that these interests will never be assigned to us.  If Tanglewood should decide to defend their position in court it may cost us significant legal fees and take much time to perfect our position.  If we were to lose any legal challenge regarding the leases we would be obligated to return the forfeited leases to Tanglewood which could significantly affect our land holdings and drilling positions.  We anticipate filing an application to the courts to have our interest in the leases assigned to us within the next 6 months.

In the calculation of the net acreage of leases owned by Toole Oil and Gas, Corp., our wholly owned subsidiary, we assume that the defaults under the operating agreement are valid.  The net acreage number we have calculated is 6,170.76 net acres.  If Tanglewood was successful in defending a court action, then our net acreage position would be reduced by approximately 1,735.53 acres.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

In October 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “TCPM”.   Upon the completion of our name change from TC Power Management Corp. to Axiom Gold and Silver Corp. our symbol changed to AXIO.  In October, 2013 we changed our name to Axiom Oil and Gas Corp, however, our symbol remained the same.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB taking into effect the consolidation of the shares on a 1 for 25 basis.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.  Our stock did not trade publically prior to the quarter ended February 28, 2011. As of November 30, 2014, shares of our common stock have traded on a limited basis.

Quarter Ended	High Bid	Low Bid
November 30, 2014	$0.45	$0.18
August 31, 2014	$0.50	$0.45
May 31, 2014	$0.51	$0.45
February 28, 2014	$0.51	$0.30
November 30, 2013	$0.53	$0.20
August 31, 2013	$0.55	$0.20
May 31, 2013	$0.55	$0.14
February 28, 2013	$0.75	$0.25

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

Common Stock

We have 300,000,000 shares of $.001 par value common stock authorized, of which 11,352,774 shares are issued and outstanding at August 31, 2014 and 18,660,650 at November 30, 2014. As of November 30, 2014, we have outstanding options to purchase 12,000 and 2,183,000 shares of our common stock under our 2010 and 2013 Stock Option Plans. Warrants previously outstanding to purchase shares of our common stock related to an offering of our common stock have expired as of November 30, 2014.

Holders

As of August 31, 2014, there were 96 holders of record for our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We are authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 280,000 common shares for issuance under our 2010 Stock Option Plan and 3,000,000 common shares for issuance under our 2013 Stock Option Plan

In July and August 2013 we received $30,000 through the sale of convertible debentures to 2 non-US accredited investors pursuant to Regulation S.  The debentures are due and payable between June 30, 2014 and July 30, 2014 and carry an interest rate of 20% per annum and are convertible at $.25 per share any time after December 31, 2013 on a post consolidated basis.

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

In December 2013, we received $20,000 through the sale of a convertible debenture to non-U.S. investor pursuant to Regulation S.  The debenture is due and payable on June 30, 2014 and carries an interest rate of 20% per annum and is convertible at $0.25 per share (on a post-consolidated basis) any time after December 31, 2013.

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

Effective as of August 27, 2014, we issued 100,000 shares of common stock to Sanders Ortoli Vaughn-Flam Rosenstadt LLP for services rendered at a deemed value of $0.45 per share, valued at $45,000, the fair value at date of issuance. These shares were issued pursuant to Regulation D.

On September 18, 2014 we issued 60,000 shares of our common stock to our Chief financial Officer for services to be rendered at a deemed value of $0.45 per share valued at $27,000 the fair value at date of issuance.  These shares were issued pursuant to Regulation D.

On October 14, 2014, we issued 250,000 shares of common stock to Sanders Ortoli Vaughn-Flam Rosenstadt LLP for services rendered at a deemed value of $0.23 per share valued at $57,500, the Fair Value at date of issuance.  These shares were issued pursuant to Regulation D

On October 14, 2014 we issued 6,997,876 shares of our common stock to Alberta Oil and Gas LP as part of our acquisition agreement for the leases owned by Alberta Oil and Gas LP in Toole County Montana at a deemed value of $0.23 per share valued at approximately $1,610,000 the fair value at date of issuance.  These shares were issued pursuant to Regulation D.

On November 1, 2014, we entered into an agreement with Legacy Global Financial Group Inc. (“Legacy”) for consulting services. Legacy will provide corporate consulting services, including assisting us in obtaining financing through, among other means, introductions to financial professionals. The initial term of the agreement is for six months from the effective date. Pursuant to the agreement, we will pay Legacy $5,000 per month during the six month term and issue them a two-year warrant to purchase 40,000 shares of our common stock at an exercise price of $0.35 per share.

On November 17, 2014, we issued a debenture in the amount of $100,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due November 5, 2015, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement.

On December 1, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $54,000, $0.18 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $53,800.

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

Pursuant to a compensation agreement with our then VP  Business Development (current Chairman), effective January 20, 2011, we granted a stock option award for the purchase of 12,000 shares of Company common stock at an exercise price of $6.25 per share. The option vested as follows: 6,000 shares on date of grant and 6,000 shares on January 20, 2012; and is exercisable for five years from the date of issuance.

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

Effective October 31, 2013,  we granted our CEO (current Chairman) and Director a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The option vests as follows: 200,000 options immediately and 100,000 options on May 1, 2014, 100,000 options November 1, 2014 and 100,000 options May 1, 2015; and is exercisable for five years from the date of issuance.

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

Effective January 29, 2014, we granted our CEO and Director a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.45 per share. The option vests as follows: 150,000 immediately 50,000 vesting August 1, 2014, 50,000 vesting February 1, 2014 and 50,000 vesting August 1, 2015.

Effective October 14, 2014, we granted each of the CEO and director, the CFO and Director and Chairman  stock options for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share, 900,000 common shares in the aggregate. The options vest as follows: 150,000 shares each immediately and 50,000 each vesting April 14, 2015, 50,000 each vesting October 14, 2015 and 50,000 shares each vesting April 14, 2016.

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

Property and Oil and Gas Operations – We account for our crude oil and natural gas exploration and production activities under the successful efforts method of accounting.

Oil and gas lease acquisition costs are capitalized when incurred. Unproven properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be non-productive is amortized over the remaining lease term.  If the unproven properties are determined to be productive, the appropriate related costs are transferred to proven oil and gas properties.  Lease rentals are expensed as incurred.

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether we have discovered proven commercial reserves.  If proven commercial reserves are not discovered, such drilling costs are expensed.  In some circumstances, it may be uncertain whether proven commercial reserves have been discovered when drilling has been completed.  Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made.  Costs to develop proven reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized.

Depreciation, depletion and amortization of the cost of proven oil and gas properties is calculated using the unit-of-production method.  The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proven properties is the sum of proven developed reserves and proven undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proven developed reserves.  Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.

Oil and gas properties are grouped in accordance with the Extractive Industries – Oil and Gas Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

When circumstances indicate that proven oil and gas properties may be impaired, we compare expected undiscounted future cash flows to the unamortized capitalized cost of the asset. If the undiscounted future cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proven reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.

Revenue Recognition – We recognize revenues from crude oil and natural gas sales upon delivery to the buyer.

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

Other accounting policies are described in the notes to the financial statements included in this Annual Report. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2014.

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have not generated any revenues.  We abandoned our previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, we entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”) and on May 10, 2011 we changed our name to Axiom Gold and Silver Corporation.  There were no material relationships between Axiom Gold and Silver, its officers and director or its affiliates and any of the shareholders of Axiom Mexico, other than in respect to the material definitive agreement and a pooling agreement incorporated by reference.  The agreement called for Axiom Gold and Silver, through its wholly owned Mexican subsidiary, Axiom Acquisition Corp, to acquire all of the issued and outstanding shares of Axiom Mexico, by the issuance of eighty thousand (80,000) common shares of Axiom Gold and Silver.  The shares were issued to the shareholders of Axiom Mexico on a pro rata basis as to their ownership of Axiom Mexico.  Axiom Acquisition Corp. merged with and into Axiom Mexico and the separate corporate existence of Axiom Acquisition Corp. ceased to exist.  On May 31, 2012 we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.

On August 20, 2012, we entered into an option agreement to acquire 13 Fico claims located near Mt. Morrison in the Yukon Territory (the “Fico Claims”) for an aggregate amount of two hundred and fifty thousand Canadian Dollars ($250,000 CAD) as follows: (a) $15,000 CAD payable six months after the signing of the agreement, February 20, 2013; (b) $25,000 CAD payable twelve months after signing, August 20, 2013; (c) $60,000 CAD payable twenty-four months after signing, August 20, 2014; (d) $150,000 CAD payable thirty-six months after signing, August 20, 2015. We agreed to make the minimum work commitments on the Fico Claims as follows: (a) $100,000 CAD each in the first and second year of the agreement; (b) $250,000 CAD in the third year of the agreement. The option agreement was subject to a 2% net smelter return royalty. In February 2013 we abandoned the Fico claims.

We now plan to focus our business strategy on the exploration and development of oil and gas leases, mainly in the United States of America.  On October 12, 2013 we changed our name to Axiom Oil and Gas Corp.

On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP (“LP”) to purchase its interest in the Leases.  On October 14, 2014, we finalized a Lease Purchase Agreement with Alberta Oil and Gas LP whereby we purchased certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling 14,916.94 gross acres, 6,170.76 net acres which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases.  The purchase price for the leases was $2,919,211 ($3,269,076 CDN), of which $44,600 ($50,000 CDN) is to be paid in cash from future cash flow or from future financing, $1,339,470 ($1,500,000 CDN) is in the form of the assumption of a note secured against the leases (of which $1,265,100 ($1,416,717 CDN) remains owing) and the remainder was paid in the form of 6,997,876 shares of our common stock valued at $0.23 per share, approximately $1,610,000.

Tanglewood Energy LLC had a part ownership position in some of the leases we own. We believe that it has forfeited some of its positions, and the gross acreage and net acreages reported above includes acreage that we believe that Tanglewood Energy LLC forfeited and that American Midwest Oil and Gas (a former operator) registered as defaulted in the court registry in Shelby, Montana.  For a more complete description of Tanglewood Energy LLC and our position on the defaults and forfeitures, please see “Description of Business – Legal Proceedings” and “Risk Factors – Risk Associated with Our Business”.  Some of our leases are owned 50% by Tanglewood Energy LLC who is insolvent and as such has defaulted on its obligations to maintain its interests in the leases below. If the forfeitures were to be challenged and proved not to have occurred, our net mineral acreage would be reduced by 1,735.53 acres.

This is a related party transaction as one of our directors and largest shareholders, our Chief Executive Officer and our Chief Financial Officer are affiliates of Alberta Oil and Gas LP.

Our wholly owned subsidiary, Toole Oil and Gas Corp. is the registered owner of our interest in the leases.

Operating Agreement

Activities on the properties are governed by the Operating Agreement entered into with Young Sanders E&P LLC (incorporated by reference on Form 8K filed October 14, 2014). The Operating Agreement is the standard American Association of Land Professionals 1989 Standard Operating Agreement (the “AAPL Agreement”) with an additional Section 16 governing forfeitures and participation. The AAPL describes the rights and obligations of the participants and the operator in conducting all activities on the properties including the drilling, production and the abandonment of wells.  Exhibits to the Operating Agreement contain, among other things, the standard COPAS Accounting Procedures Joint Operations governing the expenditure of funds and accounting procedures.

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

2.         Hire Qualified Staff. We will need to hire qualified people to execute our business plan to explore for hydrocarbons. We will need to raise additional funds to attract qualified people to our Company.  We currently have two full time and one part time employee, and we do not intend to hire additional employees at this time.

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

Employees

We currently have two full-time employees working for us, our CEO and a Director and one part-time employee, our CFO.

All oil and gas exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our leases into production, such operations may also be contracted out to third parties.  We rely on management to handle all matters related to business development and business operations.

For the year ended August 31, 2014 compared to the year ended August 31, 2013.

Results of Operations

Revenues. Through August 31, 2014, we had yet to generate any revenues from our business operations.  Our ability to generate revenues has been significantly hindered by our lack of capital. We hope to generate revenues as we implement our new business plan.

Operating Expenses. For the year ended August 31, 2014, our total operating expenses were $827,689 as compared to total operating expenses of $296,772 for the year ended August 31, 2013. Our total operating expenses in fiscal 2014 consist primarily of compensation ($284,940), consulting ($319,127) and professional fees related to being a public company ($171,698). Of these amounts $159,940 (compensation) and $292,800 (consulting) were share based non-cash expenses. In fiscal 2013, our total operating expenses consisted primarily of compensation ($90,000), and professional fees ($150,000). We expect that we will continue to incur significant professional fees related to being a public company.

Other Income (Expenses). For the year ended August 31, 2014, we had net other income of $4,899, which represents income from debt forgiveness of $32,480 net of interest expense of $27,581. For the year ended August 31, 2013, we had interest expense of $4,636.

Net Loss.  For the year ended August 31, 2014, our net loss was $822,790, as compared to the year ended August 31, 2013, in which our net loss was $301,408 as discussed above.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources
We had cash of $76 as of August 31, 2014 compared to cash of $362 as of August 31, 2013. The decrease in the amount of our cash from 2013 to 2014 is due to our inability to raise capital through the sale of our securities and the using of the cash we had in our operations. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.  As of the date of this report, we have commitments to raise $100,000 which we received in November 2014, but we may not be able to raise additional funds.

As of August 31, 2014, our total liabilities were $853,641 comprised of $606,641 in accounts payable and accrued expenses (including, $243,000 owed to our current Chairman for accrued compensation and expenses and $35,000 owed to our current CEO for accrued compensation), $142,000 in notes payable (including $5,000 to our Chairman) and $105,000 in convertible debentures. In our year ended August 31, 2013, our total liabilities were $607,539 comprised of $511,000 in accounts payable and accrued expenses (including, $120,000 owed to our current Chairman and former CEO for accrued compensation and expenses), $67,000 in notes payable to non-affiliates and $30,000 in convertible debentures.

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

In December 2013, we received $20,000 through the sale of convertible debentures to non-U.S. investors pursuant to Regulation S.  The debentures are due and payable on June 30, 2014 and carry an interest rate of 20% per annum and are convertible at $0.25 per share (on a post-consolidated basis) any time after December 31, 2013.

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

Effective as of August 27, 2014, we issued 100,000 shares of common stock to Sanders Ortoli Vaughn-Flam Rosenstadt LLP for services rendered at a deemed value of $0.45 per share, valued at $45,000, the fair value at date of issuance. These shares were issued pursuant to Regulation D.

On September 18, 2014 we issued 60,000 shares of our common stock to our Chief financial Officer for services to be rendered at a deemed value of $0.45 per share valued at $27,000 the fair value at date of issuance.  These shares were issued pursuant to Regulation D.

On October 14, 2014 we issued 250,000 shares of Common Stock to Sanders Ortoli Vaughn-Flam Rosenstadt LLP for services rendered at a deemed value of $0.23 per share valued at $57,500, the Fair Value at date of issuance.  These shares were issued pursuant to Regulation D.

On October 14, 2014 we issued 6,997,876 shares of our common stock to Alberta Oil and Gas LP as part of our acquisition agreement for the leases owned by Alberta Oil and Gas LP in Toole County Montana at a deemed value of $0.23 per share valued at approximately $1,610,000 the fair value at date of issuance.  These shares were issued pursuant to Regulation D.

On November 1, 2014, we entered into an agreement with Legacy Global Financial Group Inc. (“Legacy”) for consulting services. Legacy will provide corporate consulting services, including assisting us in obtaining financing through, among other means, introductions to financial professionals. The initial term of the agreement is for six months from the effective date. Pursuant to the agreement, we will pay Legacy $5,000 per month during the six month term and issue them a two-year warrant to purchase 40,000 shares of our common stock at an exercise price of $0.35 per share.

On November 17, 2014, we issued a debenture in the amount of $100,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due November 5, 2015, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement.

On December 1, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $54,000, $0.18 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $53,800.

During fiscal 2015, we expect that our business plan for exploration of oil and gas leases will be a significant cost to us and to complete that plan we will need to raise substantial funds.  Furthermore, if we find additional leases for acquisitions that may also require significant capital, not only for the actual acquisition but also for any exploration work that may need to be completed.  As well, the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated exploration costs, acquisition costs, increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

F-1              Report of Independent Registered Accounting Firm - Cowan, Gunteski & Co., P.A.

F-2	Balance Sheets as of August 31, 2014 and 2013.

F-3	Statements of Operations for the years ended August 31, 2014 and 2013 and the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2014.

F-4	Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2014.

F-7	Statements of Cash Flows for the years ended August 31, 2014 and 2013 and the period from Inception of Exploration Stage (September 1, 2010) through August 31, 2014.

F-9	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
  Stockholders of
Axiom Oil and Gas Corp.

We have audited the accompanying balance sheets of Axiom Oil and Gas Corp. (An Exploration Stage Company) as of August 31, 2014 and 2013, the related statements of operations, and cash flows for each of the years in the two-year period ended August 31, 2014, and for the period from inception of exploration stage (September 1, 2010) through August 31, 2014, and the statement of changes in stockholders’ deficiency for the period from inception of exploration stage (September 1, 2010) through August 31, 2014.  Axiom Oil and Gas Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Oil and Gas Corp. (An Exploration Stage Company) as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2014, and the period from inception of exploration stage (September 1, 2010) through August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no established source of revenue, and has accumulated significant losses and an accumulated deficit during its exploration stage.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

December 15, 2014
Tinton Falls, NJ

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101
40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB
www.CowanGunteski.com

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
(An Exploration Stage Company)
Balance Sheets

	August 31,
	2014	2013

ASSETS

Current assets
Cash	$76	$362

Total current assets	76	362

Other	1,400	1,400

Total assets	$1,476	$1,762

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$606,641	$510,539
Notes payable	142,000	67,000
Convertible debentures	105,000	30,000

Total liabilities	853,641	607,539

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 11,352,774 and 9,912,761
shares issued and outstanding at August 31, 2014
and 2013, respectively	11,353	9,913
Additional paid-in capital	14,070,299	13,495,337
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(14,811,955)	(13,989,165)

Total stockholders’ deficiency	(852,165)	(605,777)

Total liabilities and stockholders’ deficiency	$1,476	$1,762

The accompanying notes are an integral part of these financial statements.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
(An Exploration Stage Company)
Statements of Operations

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2014	2013	2014

Expenses
Compensation	$284,940	$90,000	$5,642,809
General and administrative	542,749	206,772	2,213,927
Exploration	--	--	351,683
Impairment of goodwill	--	--	525,477

Loss before other income (expenses)	(827,689)	(296,772)	(8,733,896)

Other income (expenses)
Interest expense	(27,581)	(4,636)	(35,940)
Forgiveness of Debt Income	32,480	--	32,480
Gain on sale of subsidiary	--	--	160,681
Finance costs, share-based	--	--	(6,154,322)
Foreign currency loss	--	--	(80,958)
Net other income (expenses)	4,899	(4,636)	(6,078,059)

Net loss	$(822,790)	$(301,408)	$(14,811,955)

Basic and diluted loss per share	$(0.08)	$(0.03)

Weighted average number of common
shares outstanding - basic and diluted	10,932,005	9,895,336

The accompanying notes are an integral part of these financial statements.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
(An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through August 31, 2014

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance forward from prior operations, August 31, 2010	979,336	$979	$115,010	$--	$(121,862)	$--	$(5,873)

Common stock issued for compensation at $6.25 per share	6,000	6	37,494	--	--	--	37,500

Forgiveness of related party loan payable	--	--	2,250	--	--	--	2,250

Stock based compensation for options issued to employees
and directors	--	--	3,253,705	--	--	--	3,253,705

Common stock issued for compensation at $18.75
per share	4,000	4	74,996	--	--	--	75,000

Common stock issued for the acquisition of former
subsidiary at $6.25 per share	80,000	80	499,920	--	--	--	500,000

Related party rent expense	--	--	3,000	--	--	--	3,000

Common stock issued for cash at $6.25 per share	172,960	173	1,080,827	--	--	--	1,081,000

Offering costs	--	--	(96,850)	--	--	--	(96,850)

Common stock issued for services at $48.75 per share	10,000	10	487,490	--	--	--	487,500

Foreign currency translation	--	--	--	17,945	--	--	17,945

Net loss for the year ended August 31, 2011	--	--	--	--	--	(5,411,267)	(5,411,267)

Balance August 31, 2011 - Forward	1,252,296	$1,252	$5,457,842	$17,945	$(121,862)	$(5,411,267)	$(56,090)

The accompanying notes are an integral part of these financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through August 31, 2014

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

The accompanying notes are an integral part of these financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through August 31, 2014

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance - August 31, 2013 - Forwarded	9,912,761	$9,913	$13,495,337	$--	$(121,862)	$(13,989,165)	$(605,777)

Common stock issued for rounding of shares in reverse stock
split	13	--	--	--	--	--	--

Common stock issued for consulting compensation at $0.20
per share	700,000	700	139,300	--	--	--	140,000

Common stock issued for debt settlement at $0.20 per share	200,000	200	39,800	--	--	--	40,000

Common stock issued for debt settlement at $0.25 per share	140,000	140	34,860	--	--	--	35,000

Common stock issued for consulting compensation for $200,
valued at $0.51 per share	300,000	300	152,700	--	--	--	153,000

Common stock issued for debt settlement at $0.45 per share	100,000	100	44,900	--	--	--	45,000

Stock based compensation for options issued to employees
and directors	--	--	159,940	--	--	--	159,940

Stock option issued for debt settlement	--	--	3,462	--	--	--	3,462

Net loss for the year ended August 31, 2014	--	--	--	--	--	(822,790)	(822,790)

Balance – August 31, 2014	11,352,774	$11,353	$14,070,299	$--	$(121,862)	$(14,811,955)	$(852,165)

The accompanying notes are an integral part of these financial statements.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Statements of Cash Flows
			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Years Ended		2010) through
	August 31,		August 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(822,790)	$(301,408)	$(14,811,955)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	452,740	--	5,528,282
Forgiveness of debt-income	(32,480)	--	(32,480)
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	--	3,937
Foreign currency loss	--	--	80,958
Gain on sale of subsidiary	--	--	(160,681)
Impairment of goodwill	--	--	525,477
Related party rent expense	--	--	3,000
Changes in assets and liabilities:
Net VAT receivable	--	--	(87,751)
Prepaid and other current assets	--	4,482	981
Other	--	--	(1,254)
Accounts payable and accrued
expenses	322,044	219,561	1,355,076

Net cash used in operating activities	(80,486)	(77,365)	(1,442,088)

Cash flows from investing activities
Acquisition of equipment	--	--	(7,454)
Cash received in acquisition	--	--	3,435

Net cash used in investing
activities	--	--	(4,019)

Cash flows from financing activities
Proceeds from issuance of common stock	200	33,750	1,410,854
Offering costs	--	(3,375)	(101,225)
Proceeds from issuance of convertible
debentures	75,000	30,000	105,000
Proceeds from notes payable	5,000	12,000	47,000
Proceeds (payments) related parties - net	--	--	(18,680)

Net cash provided by financing activities	80,200	72,375	1,442,949

Adjustment for change in exchange rate	--	--	3,081

Net increase (decrease) in cash	(286)	(4,990)	(77)

Cash balance, beginning of periods	362	5,352	153

Cash balance, end of periods	$76	$362	$76

The accompanying notes are an integral part of these financial statements.

AXIOM OIL AND GAS CORP.
 (Formerly Axiom Gold and Silver Corp.)
(An Exploration Stage Company)
Statements of Cash Flows

					Period from
					Inception of
					Exploration Stage
					(September 1,
	For the Years Ended				2010) through
	August 31,				August 31,
	2014		2013		2014

Supplementary information:
Cash paid for:
Interest		$--		$--	$--
Income taxes		$--		$--	$--

Non-cash investing activities:
Issuance of common shares to acquire Axiom Mexico
Cash		$--		$--	$3,435
Net VAT receivable		--		--	9,667
Prepaid expenses and other current assets		--		--	1,169
Security deposit		--		--	990
Furniture and equipment		--		--	7,476
Accounts payable and accrued expenses		--		--	(625)
Related party payables		--		--	(47,589)

Net liabilities acquired	$		$		$(25,477)

Sale of investments in Axiom Mexico
Other current assets		$--		$--	$188
Net VAT receivable		--		--	97,488
Property and equipment		--		--	9,548
Other		--		--	844
Accounts payable and accrued expenses		--		--	(157,246)
Related party payables		--		--	(28,909)
Accumulated other comprehensive income		--		--	(82,594)

Gain on sale of subsidiary		$--		$--	$(160,681)

Non-cash financing activities:
Common stock issued for debt settlement		$120,000		$--	$120,000
Notes payable issued for debt settlement		$70,000		$--	$70,000
Stock option issued for debt settlement		$3,462		$--	$3,462
Forgiveness related party payables		$--		$--	$2,250
Common stock and note payable issued for
accrued compensation and expenses		$--		$157,500	$369,718

The accompanying notes are an integral part of these financial statements.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
(An Exploration Stage Company)
Notes to Financial Statements

Note 1	Nature of Business and Basis of Financial Statement Presentation

Axiom Oil and Gas Corp. (“Axiom” or the “Company”) is in the business of acquiring and exploring oil and gas properties primarily in the United States.  The Company was incorporated in Nevada on February 13, 2007 under the name TC Power Management Corp. and originally formed for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. Effective September 1, 2010, the Company changed its business strategy to the business of acquiring and exploring mineral properties. Accordingly, as of September 1, 2010, the Company is considered to be an exploration stage company.  On May 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name to Axiom Gold and Silver Corporation.  In addition, the Amendment increased the number of authorized shares of common stock from 100,000,000 to 300,000,000 and authorized the issuance of 10,000,000 preferred shares, the terms of which may be determined by the Board of Directors without the vote of shareholders. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. On August 27, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation and effective October 10, 2013 (i) changed its name to Axiom Oil and Gas Corp. to reflect its new business strategy of acquiring and exploring oil and gas properties; and  (ii) enacted a one-for-twenty-five (1:25) reverse stock split.  The Company remains an exploration stage company.  All share and per share data in these financial statements have been adjusted retroactively to reflect the stock splits.

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

Management's plans with respect to alleviating the adverse financial conditions that caused substantial doubt about the Company’s ability to continue as a going concern are as follows:

The Company’s current assets are not deemed to be sufficient to fund ongoing expenses related to the startup of planned principal operations. In order to implement its business plan, the Company needs to raise additional capital through equity or debt financings or through loans from shareholders or others. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional capital and eventually attain profitable operations. There can be no assurance that the Company will be able to raise additional capital or execute its business strategy.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
(An Exploration Stage Company)
Notes to Financial Statements

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

Property and Oil and Gas Operations – We account for our crude oil and natural gas exploration and production activities under the successful efforts method of accounting.

Oil and gas lease acquisition costs are capitalized when incurred. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive is amortized over the remaining lease term.  If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.  Lease rentals are expensed as incurred.

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether we have discovered proven commercial reserves.  If proven commercial reserves are not discovered, such drilling costs are expensed.  In some circumstances, it may be uncertain whether proven commercial reserves have been discovered when drilling has been completed.  Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made.  Costs to develop proven reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized.

Depreciation, depletion and amortization of the cost of proven oil and gas properties is calculated using the unit-of-production method.  The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proven properties is the sum of proven developed reserves and proven undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proven developed reserves.  Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
(An Exploration Stage Company)
Notes to Financial Statements

Note 3	Summary of Significant Accounting Policies

Oil and gas properties are grouped in accordance with the Extractive Industries – Oil and Gas Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

When circumstances indicate that proved oil and gas properties may be impaired, we compare expected undiscounted future cash flows to the unamortized capitalized cost of the asset. If the undiscounted future cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proven reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.

Revenue Recognition – We recognize revenues from crude oil and natural gas sales upon delivery to the buyer.

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
Notes to Financial Statements

Note 3	Summary of Significant Accounting Policies (Continued)

Income Taxes – The Company accounts for income taxes under the provisions of ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At August 31, 2014, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

At August 31, 2014, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of August 31, 2014, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Financial Instruments – The carrying values of the Company’s cash, accounts payable, accrued expenses, notes payable and convertible debentures approximate fair values because of the short-term maturity of these financial instruments. Financial instruments that potentially subject the Company to credit risk consist principally of cash in banks. Cash is maintained in accounts with major financial institutions in the form of demand deposits and the Company has not experienced any losses on such deposits.

Subsequent Events – In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

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
Notes to Financial Statements

Note 4	Related Party Transactions

Accounting and tax services are provided by an accounting firm in which our Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to $45,000 for the year ended August 31, 2014, the $45,000 being owed as of August 31, 2014. In February 2014, a payable of $70,000 from prior services rendered was settled through the issuance of a $35,000 8% note payable and 140,000 shares of Company common stock valued at $35,000.

The Company is obligated to its Chief Executive Officer (“CEO”) for accrued and unpaid compensation in the amount of $35,000 as of and for the year ended August 31, 2014.

The Company is obligated to its Chairman (see Note 9), who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of August 31, 2014 and August 31, 2013 in the amounts of approximately $243,000 and $120,000, respectively.  Compensation and expenses amounted to approximately $150,000 and $137,000 in the years ended August 31, 2104 and 2013, respectively.

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

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 5	Notes Payable (Continued)

On February 4, 2014, we incurred a $35,000 note payable in conjunction with a settlement of an outstanding payable.  The note is unsecured and was due on April 30, 2014 with interest at 8% per annum.

On April 11, 2014, we borrowed $5,000 from our Chairman for working capital purposes.  The note is unsecured and is payable on demand with interest at 12% per annum.

Interest expense in the years ended August 31, 2014 and 2013 is $8,620 and $3,852, respectively.

Note 6	Convertible Debentures

On July 5, 2013, the Board of Directors authorized the issuance of 20% Convertible Redeemable Debentures ("Convertible Debentures") in an aggregate principal amount not exceeding US $250,000.  The debentures mature between June 30, 2014 and July 30, 2014 and accrue interest at 20% per annum from the day of initial issuance.  As defined in the debenture agreement, the Convertible Debentures, at the option of the holder at any time commencing on December 31, 2013 until maturity, are convertible into shares of common stock of the Company, at a price of $0.25 per share.

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

Interest expense amounted to $18,961 and $784 in the years ended August 31, 2014 and 2013, respectively.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

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

Pursuant to an acquisition agreement with a former subsidiary on January 13, 2011, the Company issued eighty thousand (80,000) of its common shares to the shareholders of the former subsidiary. The shares were valued at $500,000 ($6.25 per share) which represents the fair value on that date.

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
Notes to Financial Statements

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
Notes to Financial Statements

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

Effective October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share. The fair value of the common stock on the effective date is $0.20 per share and the $40,000 value of the shares offset the payable balance. In August 2014, we issued an additional 100,000 shares of common stock valued at $0.45 per share, $45,000.

Effective October 31, 2013, we granted our Chairman (see Note 9) a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $52,392, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 200,000 shares immediately and 100,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2014 is $45,989.

Effective October 31, 2013, we granted a stock option award for the purchase of 33,000 shares of Company common stock at an exercise price of $0.25 per share to a former director in settlement of $8,348 owed for past services. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $3,462, was calculated using the Black-Scholes pricing model. The option is fully vested and is exercisable for five years from the date of issuance. The fair value of the option offset the payable balance and the remainder of $4,886 is recorded as forgiveness of debt income in the year ended August 31, 2014.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 7	Stockholders’ Deficiency (Continued)

Effective November 1, 2013, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share to our CFO. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $31,468, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2014 is $27,624.

Effective November 1, 2013, we granted a stock option award for the purchase of 150,000 shares of Company common stock at an exercise price of $0.25 per share to a Director. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $15,734, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 75,000 shares immediately and 25,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2014 is $13,813.

Effective January 29, 2014, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.45 per share to our current CEO (see Note 9). The fair value of our common stock at date of grant was $0.51.  The fair value of the option, $91,275, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on August 1, 2014, February 1, 2015 and August 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the year ended August 31, 2014 is $72,514.

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

On February 17, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $153,000, $0.51 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $152,800 in the year ended August 31, 2014.

The number of shares of common stock outstanding at August 31, 2014, includes 100,000 shares authorized for issuance which have not been issued as of August 31, 2014.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 7	Stockholders’ Deficiency (Continued)

Warrant activity for the years ended August 31, 2014 and 2013 is as follows:

	August 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$0.875
Granted/Sold	--	--
Expired/Cancelled	(2,743)	$0.875
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2014	9,257	$0.875	0.06 Years	$--

	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	2,743	$0.875
Granted/Sold	9,257	$0.875
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2013	12,000	$0.875	1.04 Years	$--

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 7	Stockholders’ Deficiency (Continued)

The fair value of the warrants, an aggregate of $1,848 for the year ended August 31, 2013 is estimated on the date of grant using the Black-Scholes pricing model.

The following weighted-average assumptions were made in estimating fair value of the warrants and options:

	Years ended
	August 31,
	2014	2013

Dividend Yield	--%	--%
Risk-Free Interest Rate	1.38%	0.27%
Expected Life	5.0 Years	2.0 Years
Expected Volatility	68.68%	57.49%

2013 Stock Option Plan
On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.  As of August 31, 2014, 1,717,000 shares of common stock are available for issuance under the 2013 Option Plan.

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the 2010 Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2010 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2010 Plan has a term of ten years, unless sooner terminated by the Board. As of August 31, 2014, 268,000 shares of common stock are available for issuance under the 2010 Plan.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 7	Stockholders’ Deficiency (Continued)

The following table summarizes options transactions under the 2013 and 2010 Stock Option Plans for the periods.

	For the Year Ended
	August 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	1,283,000	0.30
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2014	1,295,000	$0.35	4.20 Years	$196,600

Exercisable at August 31, 2014	845,000	$0.38	4.19 Years	$126,600

	For the Year Ended
	August 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2013	12,000	$6.25	2.39 Years	$--

Exercisable at August 31, 2013	12,000	$6.25	2.39 Years	$--

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
(An Exploration Stage Company)
Notes to Financial Statements

Note 7	Stockholders’ Deficiency (Continued)

The weighted-average grant-date fair value of options granted during the year ended August 31, 2014 was $0.15.  No options were exercised during the period.

Summary of non-vested options as of and for the year ended August 31, 2104 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	1,283,000	$0.15
Vested	(833,000)	$0.15
Forfeited	--	$--

Non-vested at August 31, 2014	450,000	$0.15

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 8	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	Years ended
	August 31,
	2014	2013
Deferred tax assets
Pre-operating costs	$168,837	$183,207
Equity-based payments	246,630	71,872
Net operating loss carryforward	569,064	398,545
Valuation allowance	(984,531)	(653,624)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended August 31, 2014 and 2013 as follows:

	Years Ended
	August 31,
	2014	2013

U.S. statutory rate	(34%)	(34%)
State income tax – net of federal benefit	(5%)	(5%)
Change in valuation allowance	39%	39%

Effective Rate	--	--

At August 31, 2014, the Company had approximately $437,000 of capitalized pre-operating costs that have not been deducted for tax purposes.  These costs are being amortized in the 180 month period beginning June 1, 2011, the commencement of exploration operations. No tax benefit has been reported in the August 31, 2014 and 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $331,000 and $115,000 in the years ended August 31, 2014 and 2013, respectively.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

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

Rent expense for the year ended August 31, 2014 and 2013 amounted to approximately $2,000 and $2,000, respectively.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 9	Commitments (Continued)

Other

Effective October 17, 2013, we entered into a definitive agreement with American Midwest Oil and Gas Corp. ("AMOG") to participate, through a joint venture, in the exploration and development of certain oil and gas wells located in Montana that are currently held by AMOG. This is a related party transaction as our majority shareholder and sole director and officer, at that date, and our current Chairman is also a shareholder of AMOG (See Note 11).

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

On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP to purchase its interests in certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling approximately 14,900 mineral acres (approximately 6,200 net acres). Alberta Oil and Gas LP and AMOG are 50/50 partners in these leases. The original purchase price for the lease purchase is $3,600,000 Canadian dollars (“CAD”) (approximately $3,321,000 US dollars), of which, $50,000 CAD ($46,000 US) is to be paid in cash, $1,416,717 CAD ($1,300,000 US) is to be in the form of the assumption of a note (original face value of $1,500,000 CAD) secured against the leases and the remainder to be paid in the form of 7,200,000 shares of our common stock.  The purchase price may be reduced if prior to the closing of the purchase it is determined that the seller does not have a defensible title to all of the leases.  The closing of the purchase was to take place on May 30, 2014, provided that prior to that time we have cash assets of $1,000,000. On April 2, 2014, we amended the Lease Purchase Agreement with Alberta Oil and Gas LP by reducing the number of shares of our common stock to be issued to 7,000,000. This is a related party transaction as our Chairman, CEO and CFO have an equity interest in each of the partners of Alberta Oil and Gas LP. On June 18, 2014, we entered into an agreement with Alberta Oil and Gas LP to amend the Lease Purchase Agreement by confirming the transfer of the working interests in the two producing gas wells and the two newly drilled oil wells. Closing of this transaction has been extended by mutual agreement (See Note 11).

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 9	Commitments (Continued)

On April 2, 2014, we entered into agreements with each of the 5 shareholders of AMOG and a separate agreement with AMOG, whereby we are purchasing all of the issued and outstanding shares of AMOG. This agreement replaces our Farmout Agreement entered into on October 25, 2013.  AMOG is the owner and operator (with its 50/50 partner Alberta Oil and Gas LP) of certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling approximately 14,600 mineral acres (approximately 11,300 net mineral acres) as well as an interest in 2 recently drilled oil wells and 2 producing gas wells. The purchase price for the shares of AMOG is $3,480,000 and will be paid by the issuance of 7,400,000 shares of our common stock and payment of $150,000 for a licensing fee for the 3D seismic, to be paid from production and/or through the raising of drilling funds. This is a related party transaction as our Chairman has an equity interest in AMOG. The closing of the purchase was to take place May 29, 2014.  This transaction has not closed, but negotiations continue between the parties to resolve the outstanding issues for the completion of this acquisition (See Note 11).

On August 21, 2014, we entered into an agreement with Librarium Associates Ltd. (“Librarium”) for financial consulting services. Librarium will assist us in obtaining financing using its best efforts to introduce the Company to financial professionals and institutions and private investors. The initial term of the agreement is for one year from the effective date. Pursuant to the agreement, we will pay Librarium a finder’s fee based on 10% of the value of a successful financing consummated with any person or entity directly or indirectly introduced to us by Librarium during the term of the agreement, any extension thereof, or for a period of two years following the termination of the agreement. The fee shall be paid one half (50%) in cash and one half (50%) in common stock of the Company. The common stock issued, among other terms, is entitled to certain “piggyback” registration rights, as defined in the agreement.

Note 10	Forgiveness of Debt Income

In the year ended August 31, 2014, we settled approximately $225,942 in payables through the issuance of notes payable of $70,000, common stock of $120,000 and a stock option valued at $3,462, resulting in $32,480 in forgiveness of debt income (See Note 7).

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 11	Subsequent Events

Effective September 9, 2014, the agreement with the 5 shareholders of AMOG and separately with AMOG to acquire all of the issued and outstanding shares of AMOG was terminated. While there is no formal written agreement for such termination, the parties have executed mutual releases in connection with the prior contractual dealings.

On September 18, 2014, we approved the issuance of 60,000 shares of our common stock valued at $0.45 per share, $27,000, to our CFO for services to be rendered.

Effective October 14, 2014, we finalized the Lease Purchase Agreement with Alberta Oil and Gas, LP to purchase interests in certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling approximately 14,900 gross mineral acres (approximately 6,200 net mineral acres), which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases. The purchase price for the leases, as amended, is $2,919,211 USD ($3,269,076 CAD), of which, $44,600 USD ($50,000 CAD) is to be paid in cash, $1,265,100 USD ($1,416,717 CAD) is to be in the form of the assumption of a note secured against the leases and the remainder to be paid in the form of 6,997,876 shares of our common stock valued at $0.23 per share, approximately $1,610,000.  This is a related party transaction as our Chairman, CEO and CFO are considered affiliates of Alberta Oil and Gas, LP. Our wholly-owned subsidiary, Toole Oil and Gas Corp. is the registered owner of our interest in the leases.

Tanglewood Energy LLC had a part ownership position in some of the leases we own. We believe that it has forfeited its positions, and the gross acreage and net acreages reported above includes acreage that we believe that Tanglewood Energy LLC forfeited and that American Midwest Oil and Gas (a former operator) registered as defaulted in the court registry in Shelby, Montana.  Some of our leases are shared 50% with Tanglewood Energy LLC who is insolvent and as such has defaulted on its obligations to maintain its interests in the shared leases below. If the forfeitures were to be challenged and proved not to have occurred, our net mineral acreage would be reduced by approximately 1,754 acres.

Effective October 14, 2014, we granted each of our CEO and director, CFO and Director and Chairman  stock options for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share, 900,000 common shares in the aggregate. The options vest as follows: 150,000 shares each immediately and 50,000 each vesting April 14, 2015, 50,000 each vesting October 14, 2015 and 50,000 shares each vesting April 14, 2016.

On October 14, 2014, the Company approved the issuance of 250,000 shares of common stock to its attorney.  The shares were valued at $0.23 per share and $57,500 of share based expense will be recorded.

AXIOM OIL AND GAS CORP.
(Formerly Axiom Gold and Silver Corp.)
 (An Exploration Stage Company)
Notes to Financial Statements

Note 11	Subsequent Events (Continued)

On November 1, 2014, we entered into an agreement with Legacy Global Financial Group Inc. (“Legacy”) for consulting services. Legacy will provide corporate consulting services, including assisting us in obtaining financing through, among other means, introductions to financial professionals. The initial term of the agreement is for six months from the effective date. Pursuant to the agreement, we will pay Legacy $5,000 per month during the six month term and issue them a two-year warrant to purchase 40,000 shares of our common stock at an exercise price of $0.35 per share.

On November 17, 2014, we issued a debenture in the amount of $100,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due November 5, 2015, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement.

On December 1, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $54,000, $0.18 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of 53,800.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of Michael Altman, our Chief Executive Officer and Frank Lamendola, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Messrs. Altman and Lamendola concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent Directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Management's annual report on internal control over financial reporting

Michael Altman, our Chief Executive Officer and Frank Lamendola, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2014.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of August 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:
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

The name, address, age and position of our present officers and director is set forth below:

Name	Age	Position
Michael H. Altman	62	Chief Executive Officer, Director
Frank Lamendola	55	Chief Financial Officer, Director
Robert Knight	57	Director

Michael H. Altman:
President, Chief Executive Officer and Director

Mr. Altman is a senior executive with extensive oil and gas experience, having been in the resource business for over 20 years.   Mr. Altman was the President of Uniterre Resources from 1996 to 2011 after serving as the Corporate Secretary from 1981 to 1996.   In addition, he has been a director and officer of Austpro Energy Company from 1989 to the present date.  Mr. Altman was called to the bar as a member of the Law Society of Upper Canada in April 1980 and as a member of the Law Society of British Columbia in May 1981.  Mr. Altman has served as Chief Executive Officer and Director since January 2014.

Frank Lamendola
Chief Financial Officer and Director

From November 2006 through the present, Mr. Lamendola has been a consultant with Spire Group PC which is a public accounting firm.  From 1982 to August 2006, he worked with the firm, Moore Stephens, P.C. and was a partner there from 1996 through August 2006.  Mr. Lamendola received his Bachelors of Business Administration from Pace University, New York, NY in 1981.

Robert Knight
Director

Mr. Knight served as Chief Executive Officer, Chief Financial Officer from May 2012 to January 2014 and has been a Director since May 2012 and Chairman of the Board since January 29, 2014.  Since September 1994, Mr. Knight has been the President of Knight Financial Ltd., where he has organized and participated in many corporate finance transactions.  Mr. Knight was awarded an MBA degree from Edinburgh School of Business, Herriot-Watt University in December 1998.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ending August 31, 2014 and 2013.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Name and Principal Position	Year Ended August 31	Salary $	Bonus $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Altman, CEO Principal Executive Officer (2)
	2014	35,000	0	0	72,514	0	0	0	107,514
	2013	0	0	0	0	0	0	0	0

Frank
Lamendola	2014	45,000 (4)	0	0	27,624	0	0	0	72,624
Principal	2013	0	0	0	0	0	0	0	0
Accounting
Officer (3)
Robert Knight President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, Director Chairman (5)	2014 2013	90,000 90,000	0 0	0 0	45,989 0	0 0	0 0	0 0	135,989 90,000

(1)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic No. 718. Pursuant to SEC Rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Mr. Altman was appointed CEO effective January 29, 2014.
(3)	Mr. Lamendola was appointed CFO effective November 1, 2013.
(4)	Represents $45,000 of fees paid pursuant to a consulting agreement entered into with an entity through which Mr. Lamendola provides consulting services.

(5) Mr. Knight was appointed President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer, and        Director effective May 18, 2012 and resigned effective January 29, 2014. Mr. Knight remains as Chairman of the Board

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the Plan has a term of ten years, unless sooner terminated by the Board. During the year ended August 31, 2011, options to purchase 278,000 shares of common stock were granted under the plan and during the year ended August 31, 2012, 266,000 options were subsequently terminated under the plan. As of August 31, 2014, 268,000 shares of common stock are available for issuance under the 2010 Stock Option Plan.

2013 Stock Option Plan

On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.  As of August 31, 2014, 1,717,000 shares of common stock are available for issuance under the 2013 Stock Option Plan.

As of August 31, 2014, there are no other stock option plans, stock appreciation rights, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Grants of Plan Based Awards
				Closing
		Number of	Exercise	Market	Grant Date
		Securities	Price of	Price on	Fair Value of
		Underlying	Options	Date of	Stock Options
Name	Grant Date	Option #	Awards (#/Sh)	Grant	Awards

Robert Knight	October 31, 2013	500,000	$0.25	$0.20	$52,392
Frank Lamendola	November 1, 2013	300,000	$0.25	$0.20	$31,468
Michael Altman	January 29, 2014	300,000	$0.45	$0.51	$91,275

Outstanding Equity Awards at Fiscal Year-end

As of August 31, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Equity
Incentive
Plan
			Equity					Awards
			Incentive					Number	Value
	Number		Plan			Number		Of	Of
	of		Awards			of		Unearned	Unearned
	Securities		Number				Market	Shares,	Shares,
	Underlying		of			Shares of	Value of	Units or	Units or
	Unexercised		Securities			Units of	Shares	Other	Other
	Options		Underlying	Option	Option	Stock	Or Units	Rights	Rights
	#	#	Unexercised	Exercise	Expiration	Not	Not	Not	Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested

Robert Knight	12,000 300,000	- 200,000	-	6.25 0.25	1/20/16 10/31/18	- -	- -	- -	- -
Frank Lamendola	200,000	100,000		0.25	11/1/18	-	-	-	-
Michael Altman	200,000	100,000		0.45	1/29/19	-	-	-	-

Compensation of Directors

The following table sets forth information concerning the compensation paid to each of our non-employee directors for the fiscal year ended August 31, 2014:

	Fee			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Or Paid	Stock	Options	Plan	Compensation	All Other
Name	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

None

Aggregate Option Exercises in Last Fiscal Year

None of the named executive officers exercised options during the year ended August 31, 2014.

Effective January 29, 2014, the Company appointed Mr. Michael H. Altman  CEO, Secretary and a Director and Mr. Robert Knight resigned as CEO of the Company and was appointed Chairman of the Board. Effective  November 1, 2013, Mr. Knight resigned as CFO of the Company and Mr. Frank Lamendola became  CFO of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2014, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class**
Common Stock:	Robert Knight(1)	13,036,246 Shares	65.27%
	Michael Altman (2)	1,309,357 Shares	6.56%
	Frank Lamendola (3)	488,425 Shares	2.44%
Common Stock	All directors and named executive officers as a group (4)	14,834,028 Shares	74.27%

(1)
Robert Knight is a director and Chairman of the Board. Includes options for 12,000 Shares exercisable under the 2010 Stock Option Plan, 550,000 Shares exercisable under the 2013 Stock Option Plan and 3,546,070 Shares being his portion of the 6,997,876 shares issued on the completion of the acquisition of the leases.

(2)
Michael Altman is our Chief Executive Officer, President and a director. Includes option for 350,000 Shares exercisable under the 2013 Stock Option Plan and 959,357 Shares being his portion of the 6,997,876 shares issued on the completion of the acquisition of the leases.

(3)
Frank Lamendola is our Chief Financial Officer and a director. Includes option for 400,000 Shares exercisable under the 2013 Stock Option Plan and 28,425 Shares being his portion of the 6,997,876 shares issued on the completion of the acquisition of the leases.

(4)	Includes options for 12,000 Shares exercisable under the 2010 Stock Option Plan and 1,300,000 Shares exercisable under the 2013 Stock Option Plan.

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

** Based on 19,972,650 shares outstanding as of November 30, 2014 (which includes 6,997,876 Shares issuable in acquisition of Alberta Oil and Gas LP and 1,312,000 Shares issuable under Option Plans).

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Accounting and tax services are provided by an accounting firm in which our Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to $45,000 for the year ended August 31, 2014, the $45,000 being owed as of August 31, 2014. In February 2014, a payable of $70,000 from prior services rendered was settled through the issuance of a $35,000 8% note payable and 140,000 shares of Company common stock valued at $35,000.

The Company is obligated to its Chief Executive Officer (“CEO”) for accrued and unpaid compensation in the amount of $35,000 as of and for the year ended August 31, 2014.

The Company is obligated to its Chairman, who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of August 31, 2014 and August 31, 2013 in the amounts of approximately $243,000 and $120,000, respectively.  Compensation and expenses amounted to approximately $150,000 and $137,000 in the years ended August 31, 2104 and 2013, respectively.

On April 11, 2014, we borrowed $5,000 from our Chairman for working capital purposes.

On September 18, 2014 we issued 60,000 shares of our common stock to our Chief financial Officer for services to be rendered at a deemed value of $0.45 per share valued at $27,000 the fair value at date of issuance.  These shares were issued pursuant to Regulation D.

The transaction with Alberta Oil and Gas LP is a related party transaction as our majority shareholder, Chairman of the Board and director, Robert Knight, our Chief Executive Officer/President and director, Michael Altman and our Chief Financial Officer and director, Frank Lamendola are also shareholders of Abexco Inc. owner of Alberta Oil and Gas LP.  On October 14, 2014 we issued 6,997,876 shares to Alberta Oil and Gas LP as part of our acquisition agreement for the leases owned by Alberta Oil and Gas LP in Toole County Montana at a deemed value of $0.23 per share valued at approximately $1,610,000 the fair value at date of issuance.

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

Item 14.   Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013 2013 2014	$5,000 $38,600 $49,000	Meyler & Company LLC Cowan, Gunteski & Co. PA Cowan, Gunteski & Co. PA

Audit-Related Fees. For the fiscal year ended August 31, 2014 and 2013, we were billed a total of $9,500 and $0 respectively by Cowan, Gunteski, & Co. PA for an acquisition audit.

Tax Fees. For the fiscal year ended August 31, 2014 and 2013, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. XBRL
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM OIL AND GAS CORP.

By:	/s/ Michael Altman
Michael Altman December 15, 2014
President, CEO, Secretary, Director