Form 10-Q
period 2014-11-30
AXIOM OIL & GAS CORP.
filed 2015-02-02
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Oil and Gas Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of January 30, 2015, there were 18,960,650 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Oil and Gas Corp. (“Axiom Oil and Gas”) as of November 30, 2014, and for the three months ended November 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Axiom Oil and Gas’s Form 10-K filing with the SEC for the year ended August 31, 2014.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1	Consolidated Balance Sheets as of November 30, 2014 (unaudited) and August 31, 2014.

F-2
Consolidated Statements of Operations for the three months ended November 30, 2014 and 2013 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2014 (unaudited).

F-3
Consolidated Statements of Comprehensive Loss for the three months ended November 30, 2014 and 2013 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2014 (unaudited).

F-4	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2014 (unaudited).

F-9
Consolidated Statements of Cash Flows for the three months ended November 30, 2014 and 2013 and the period from Inception of Exploration Stage (September 1, 2010) through November 30, 2014 (unaudited).

F-11	Notes to Consolidated Financial Statements (unaudited).

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	November 30,	August 31,
	2014	2014
	(Unaudited)
ASSETS

Current assets
Cash	$62,322	$76

Total current assets	62,322	76

Property - Successful efforts method
Leases - Toole County, Montana	240,495	--
Investment in working interest in wells	301,000	--
Totals	541,495	--

Other	1,400	1,400

Total assets	$605,217	$1,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	$405,983	$357,921
Accrued expenses	247,853	212,780
Accrued interest	156,455	35,940
Loans payable, related parties	340,299	--
Note payable, related party	43,780	--
Notes payable	142,000	142,000
Convertible debentures	183,431	105,000

Total current liabilities	1,519,801	853,641

Long-term liabilities
Secured debenture	1,240,478	--

Total liabilities	2,760,279	853,641

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued
Common stock, $0.001 par value, 300,000,000
shares authorized, 18,660,650 and 11,352,774 shares
issued and outstanding at November 30, 2014
and August 31, 2014, respectively	18,661	11,353
Additional paid-in capital	15,883,915	14,070,299
Accumulated other comprehensive income	27,521	--
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(17,963,297)	(14,811,955)

Total stockholders’ deficiency	(2,155,062)	(852,165)

Total liabilities and stockholders’ deficiency	$605,217	$1,476

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Period From
			Inception of
			Exploration
			Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2014	2013	2014

Revenues - gas sales	$2,408	$--	$2,408

Cost of goods sold	1,957	--	1,957

Gross profit	451	--	451

Expenses
Compensation	141,353	68,424	5,784,162
General and administrative	169,405	212,535	2,383,332
Exploration	--	--	351,683
Impairment of goodwill	2,825,276	--	3,350,753

Total expenses	3,136,034	280,959	11,869,930

Operating loss	(3,135,583)	(280,959)	(11,869,479)

Other income (expenses)
Interest expense	(15,034)	(4,774)	(50,974)
Amortization of debt discount	(725)	--	(725)
Forgiveness of Debt Income	--	77,480	32,480
Gain on sale of subsidiary	--	--	160,681
Finance costs, share-based	--	--	(6,154,322)
Foreign currency loss	--	--	(80,958)
Net other income (expenses)	(15,759)	72,706	(6,093,818)

Net loss	$(3,151,342)	$(208,253)	$(17,963,297)

Basic and diluted loss per share	$(0.21)	$(0.02)

Weighted average number of common
shares outstanding - basic and diluted	15,144,314	10,327,054

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

			Period from
			Inception of
			Exploration Stage
			(September 1, 2010)
	For the Three Months Ended		Through
	November 30,		November 30,
	2014	2013	2014

Net loss	$(3,151,342)	$(208,253)	$(17,963,297)

Other comprehensive income
Foreign currency translation adjustment	27,521	--	27,521

Comprehensive loss	$(3,123,821)	$(208,253)	$(17,935,776)

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2014
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

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2014
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

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2014
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance - August 31, 2013 - Forwarded	9,912,761	$9,913	$13,495,337	$--	$(121,862)	$(13,989,165)	$(605,777)

Common stock issued for rounding of shares in reverse stock
split	13	--	--	--	--	--	--

Common stock issued for consulting compensation at $0.20
per share	700,000	700	139,300	--	--	--	140,000

Common stock issued for debt settlement at $0.20 per share	200,000	200	39,800	--	--	--	40,000

Common stock issued for debt settlement at $0.25 per share	140,000	140	34,860	--	--	--	35,000

Common stock issued for consulting compensation for $200,
valued at $0.51 per share	300,000	300	152,700	--	--	--	153,000

Common stock issued for debt settlement at $0.45 per share	100,000	100	44,900	--	--	--	45,000

Stock based compensation for options issued to employees
and directors	--	--	159,940	--	--	--	159,940

Stock option issued for debt settlement	--	--	3,462	--	--	--	3,462

Net loss for the year ended August 31, 2014	--	--	--	--	--	(822,790)	(822,790)

Balance – August 31, 2014 - Forward	11,352,774	$11,353	$14,070,299	$--	$(121,862)	$(14,811,955)	$(852,165)

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through November 30, 2014
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance – August 31, 2014 - Forwarded	11,352,774	$11,353	$14,070,299	$--	$(121,862)	$(14,811,955)	$(852,165)

Common stock issued to CFO for services at $0.45 per share	60,000	60	26,940	--	--	--	27,000

Common stock issued for legal fees at $0.23 per share	250,000	250	57,250	--	--	--	57,500

Common stock issued for acquisition of Toole County
Montana leases	6,997,876	6,998	1,602,513	--	--	--	1,609,511

Stock based compensation for options issued to employees
and directors	--	--	103,853	--	--	--	103,853

Stock based compensation for warrant issued for consulting
services	--	--	766	--	--	--	766

Debt discount on convertible debenture	--	--	22,294	--	--	--	22,294

Foreign currency translation	--	--	--	27,521	--	--	27,521

Net loss for the three months ended November 30, 2014	--	--	--	--	--	(3,151,342)	(3,151,342)

Balance - November 30, 2014	18,660,650	$18,661	$15,883,915	$27,521	$(121,862)	$(17,963,297)	$(2,155,062)

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Three Months Ended		2010) through
	November 30,		November 30,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(3,151,342)	$(208,253)	$(17,963,297)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	189,119	185,924	5,717,401
Impairment of goodwill	2,825,276	--	3,350,753
Amortization of debt discount	725	--	725
Forgiveness of debt-income	--	(77,480)	(32,480)
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	--	3,937
Foreign currency loss	--	--	80,958
Gain on sale of subsidiary	--	--	(160,681)
Related party rent expense	--	--	3,000
Changes in assets and liabilities:
Net VAT receivable	--	--	(87,751)
Prepaid and other current assets	--	--	981
Other	--	--	(1,254)
Accounts payable	48,062	31,172	1,154,418
Accrued expenses	35,073	16,761	247,853
Accrued interest	15,034	4,774	50,974
Net cash used in operating activities	(38,053)	(47,102)	(1,480,141)

Cash flows from investing activities
Acquisition of equipment	--	--	(7,454)
Cash received in acquisition	--	--	3,435
Net cash used in investing activities	--	--	(4,019)

Cash flows from financing activities
Proceeds from issuance of convertible
debentures	100,000	50,000	205,000
Proceeds from issuance of common stock	--	--	1,410,854
Offering costs	--	--	(101,225)
Proceeds from notes payable	--	--	47,000
Proceeds (payments) related parties - net	299	--	(18,381)
Net cash provided by financing activities	100,299	50,000	1,543,248

Adjustment for change in exchange rate	--	--	3,081

Net increase in cash	62,246	2,898	62,169

Cash balance, beginning of periods	76	362	153

Cash balance, end of periods	$62,322	$3,260	$62,322

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

					Period from
					Inception of
					Exploration Stage
					(September 1,
	For the Three Months Ended				2010) through
	November 30,				November 30,
	2014		2013		2014
Supplementary information:
Cash paid for:
Interest		$--		$--	$--
Income taxes		$--		$--	$--

Non-cash investing activities:
Issuance of common shares and promissory note payable to acquire Toole County, Montana leases
Leases, Toole County, Montana		$240,495		$--	$240,495
Investment in working interest in wells		301,000		--	301,000
Secured debenture		(1,264,972)		--	(1,264,972)
Accrued interest		(107,643)			(107,643)
Loan payable related party		(340,000)		--	(340,000)
				--
Net liabilities acquired		$(1,171,120)		$--	$(1,171,120)

Issuance of common shares to acquire Axiom Mexico
Cash		$--		$--	$3,435
Net VAT receivable		--		--	9,667
Prepaid expenses and other current assets		--		--	1,169
Security deposit		--		--	990
Furniture and equipment		--		--	7,476
Accounts payable and accrued expenses		--		--	(625)
Related party payables		--		--	(47,589)

Net liabilities acquired	$		$		$(25,477)

Sale of investment in Axiom Mexico
Other current assets		$--		$--	$188
Net VAT receivable		--		--	97,488
Property and equipment		--		--	9,548
Other		--		--	844
Accounts payable and accrued expenses		--		--	(157,246)
Related party payables		--		--	(28,909)
Accumulated other comprehensive income		--		--	(82,594)

Gain on sale of subsidiary		$--		$--	$(160,681)

Non-cash financing activities:
Common stock issued for debt settlement		$--		$40,000	$120,000
Notes payable issued for debt settlement		$--		$35,000	$70,000
Stock option issued for debt settlement		$--		$3,462	$3,462
Forgiveness related party payables		$--		$--	$2,250
Common stock and note payable issued for
accrued compensation and expenses		$--		$--	$369,718

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1	Nature of Business and Basis of Financial Statement Presentation

Axiom Oil and Gas Corp. (“Axiom” or the “Company”) is in the business of acquiring and exploring oil and gas properties primarily in the United States.  The Company was incorporated in Nevada on February 13, 2007 under the name TC Power Management Corp. and originally formed for the purpose of providing consulting services to private and public entities seeking assessment, development and implementation of energy generating solutions. Effective September 1, 2010, the Company changed its business strategy to the business of acquiring and exploring mineral properties. Accordingly, as of September 1, 2010, the Company is considered to be an exploration stage company.  On May 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name to Axiom Gold and Silver Corporation.  In addition, the Amendment increased the number of authorized shares of common stock from 100,000,000 to 300,000,000 and authorized the issuance of 10,000,000 preferred shares, the terms of which may be determined by the Board of Directors without the vote of shareholders. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. On August 27, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation and effective October 10, 2013 (i) changed its name to Axiom Oil and Gas Corp. to reflect its new business strategy of acquiring and exploring oil and gas properties; and  (ii) enacted a one-for-twenty-five (1:25) reverse stock split.  The Company remains an exploration stage company.  All share and per share data in these consolidated financial statements have been adjusted retroactively to reflect the stock splits. On September 29, 2014, we formed Toole Oil and Gas Corp. a wholly-owned subsidiary incorporated in the State of Montana, for the purpose of holding our interests in the oil and gas leases acquired from Alberta Oil and Gas, LP effective October 14, 2014 (See Note 4).

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated  financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated  financial position as of November 30, 2014 and the consolidated  results of operations and cash flows for the three months ended November 30, 2014 and 2013 and the period from inception of exploration stage (September 1, 2010) through November 30, 2014. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2014.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2	Going Concern

The accompanying consolidated  financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no significant established source of revenue, and has accumulated significant losses and an accumulated deficit during its exploration stage. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s other accounting policies are set forth in Note 3 of the audited financial statements for the year ended August 31, 2014 included in Form 10-K.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Toole Oil and Gas Corp. effective as of September 29, 2014.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation – The secured debenture, a promissory note and related accrued interest are payable in Canadian dollars (“CAD”). These amounts were translated into US dollars (“USD”) at the period end exchange rates. Related interest expense was translated into US dollars ("USD") using the average rates during the periods.

Exploration Stage Company – As of September 1, 2010, the Company became an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.  For the period from February 13, 2007 (Inception) to August 31, 2010, the Company was a “development stage company” in accordance with ASC Topic 915.  Deficits accumulated prior to becoming an “exploration stage company” have been separately presented in the accompanying consolidated balance sheets and statement of changes in stockholders’ deficiency.  To date, the Company’s planned principal operations have not fully commenced.

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

Income Taxes – The Company accounts for income taxes under the provisions of ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At November 30, 2014, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

At November 30, 2014, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of November 30, 2014, the Company had $10,000 in accrued interest and penalties which is included in general and administrative expenses since it was not related to an income tax matter.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Reclassification - Certain fiscal 2013 amounts have been reclassified to conform to fiscal 2014 presentation.

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

Effective October 14, 2014, we finalized the Lease Purchase Agreement with Alberta Oil and Gas, LP to purchase interests in certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana (“Toole Leases”) totaling approximately 14,900 gross mineral acres (approximately 6,200 net mineral acres), which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases. The purchase price for the leases, as amended, is $2,919,128 USD ($3,269,076 CAD), of which, $44,645 USD ($50,000 CAD) is to be paid in cash, $1,264,972 USD ($1,416,717 CAD) is to be in the form of the assumption of a note secured against the leases and the remainder to be paid in the form of 6,997,876 shares of our common stock valued at $0.23 per share, $1,609,511.  This is a related party transaction as our Chairman, CEO and CFO are considered affiliates of Alberta Oil and Gas, LP. Our wholly-owned subsidiary, Toole Oil and Gas Corp. is the registered owner of our interest in the leases.

The operating results of Toole Leases from October 14, 2014 through November 30, 2014 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of November 30, 2014 reflects the acquisition of Toole Leases, effective October 14, 2014, the date of the acquisition. The acquisition date fair value of the total consideration transferred was $2,919,128, which consisted of 6,997,876 shares of Company common stock valued at $0.23 per share, $44,645 to be paid in cash and the assumption of $1,264,972 secured debentures.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

Leases, Toole County MT	$240,495
Investment in working interest in wells	301,000
Total identifiable assets	541,495
Related party loans payable	(340,000)
Other current liabilities	(107,643)
Total liabilities assumed	(447,643)
Net identifiable liabilities acquired	93,852
Goodwill	2,825,276

Net assets acquired	$2,919,128

The Company tested for impairment at the time of the acquisition and determined that the goodwill was impaired and recorded a charge of $2,825,276.  None of the goodwill is expected to be deductible for income tax purposes.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 4	Acquisitions (Continued)

The amount of net loss of Toole Leases included in the Company’s Consolidated Statements of Operations (including goodwill impairment of $2,825,276) from the acquisition date, October 14, 2014, to the period ending November 30, 2014 are as follows:

		Period from
		Inception of
		Exploration
		Stage
	Three Months	(September 1,
	Ended	2010) through
	November 30,	November 30,
	2014	2014

Net loss	$(2,832,038)	$(2,832,038)
Basic and diluted loss per share	$(0.19)

The following supplemental pro forma information presents the consolidated financial results as if the acquisition of Toole Leases had occurred September 1, 2010.

			Period from
			Inception of
			Exploration
			Stage
			(September 1,
	Three Months Ended		2010) through
	November 30		November 30,
	2014	2013	2014

Net loss	$(3,151,810)	$(208,999)	$(17,965,607)

Basic and diluted loss per share	$(0.21)	$(0.02)

Note 5	Property – Successful Efforts Method

Leases - Toole County, Montana
Effective October 14, 2014, we finalized the Lease Purchase Agreement with Alberta Oil and Gas, LP (“Alberta”) to purchase interests in certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana (“Toole Leases”) totaling approximately 14,900 gross mineral acres (approximately 6,200 net mineral acres), which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases. The fair value of the leases is $240,495 at November 30, 2014 (See Note 12).

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 5	Property – Successful Efforts Method (Continued)

Operating Agreement
Activities on the properties are governed by an Operating Agreement entered into with Young Sanders E&P LLC. The Operating Agreement is the standard American Association of Land Professionals 1989 Standard Operating Agreement (the “AAPL Agreement”) with an additional section 16 governing forfeitures and participation. The AAPL Agreement describes the rights and obligation of the participants and the operator in conducting all activities on the properties, including drilling, production and abandonment of wells. We share certain expenses with American Midwest Oil and Gas Corp. (“AMOG”), a 50% partner of the oil and gas leases. Additionally, we pay AMOG a monthly management fee of $250 per well for services related to the two operating gas wells jointly owned (See Note 6).

Investment in Working Interests in Wells
In March 2014, Alberta borrowed $80,000 from Abexco, Inc. (“Abexco”) to purchase a 3.69% net revenue interest in each of two oil wells in the leased area of Toole County Montana. The Company has a 12.5% carried interest and a 6.15% working interest in each well (the combined interests equate to a 13.69% Net Revenue Interest).

In April 2014, Alberta borrowed $260,000 (which includes $39,000 in finance costs) from Abexco to purchase an additional 17% working interest (10.20% Net Revenue Interest) in each of two oil wells in the leased area of Toole County Montana.  We assumed these obligations effective October 14, 2014 with the acquisition of Toole Leases. The loans, totaling $340,000, are unsecured and payable on demand (See Note 6).

Note 6	Related Party Transactions

Accounting and tax services are provided by an accounting firm in which our Chief Financial Officer (“CFO”) provides consulting services. Accounting and tax fees amounted to $37,000, inclusive of $27,000 in stock based compensation for common shares issued to our CFO for services (See Note 10), for the three months ended November 30, 2014 and $7,500 for the three months ended November 30, 2013. An amount of $55,000 and $45,000 is owed as of November 30, 2014 and August 31, 2014, respectively. In February 2014, a payable of $70,000 from prior services rendered was settled through the issuance of a $35,000 8% note payable and 140,000 shares of Company common stock valued at $35,000.

The Company is obligated to its Chief Executive Officer (“CEO”) for accrued and unpaid compensation in the amount of $45,000 and $35,000 as of November 30, 2014 and August 31, 2014, respectively. Compensation amounted to $15,000 and $-0- in the three months ended November 30, 2104 and 2013, respectively.

The Company is obligated to its Chairman, who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of November 30, 2014 and August 31, 2014 in the amounts of approximately $267,000 and $243,000, respectively.  Compensation and expenses amounted to approximately $36,000 and $34,000 in the three months ended November 30, 2104 and 2013, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6	Related Party Transactions (Continued)

On April 11, 2014, we borrowed $5,000 from our Chairman for working capital purposes (see Note 7).

AMOG is considered a related party since our Chairman and CEO are also shareholders of AMOG. In the three months November 30, 2014, we have $750 in management fees to AMOG and at November 30, 2014 there is a balance due AMOG of $299.

Abexco is considered a related party since our Chairman, CEO and CFO are also shareholders of Abexco. At November 30, 2014 there is a balance due AMOG of $340,000 (See Note 5).

Alberta, which is wholly-owned by Abexco, is considered a related party since our Chairman, CEO and CFO are also shareholders of Abexco. The terms of our acquisition of Toole Leases provided for a cash payment of $50,000 CAD. In lieu of cash, Alberta accepted a promissory note payable on demand with interest at 4% per annum. At November 30, 2014, we have a promissory note payable to Alberta in the amount of $43,780 USD ($50,000 CAD). Interest expense is $229 in the three months ended November 30, 2014.

Note 7	Notes Payable

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7	Notes Payable (Continued)

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

Interest expense in the three months ended November 30, 2014 and 2013 is $2,693 and $1,347, respectively.

Note 8	Convertible Debentures

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 8	Convertible Debentures (Continued)

On January 13, 2014, we issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $5,000.

On November 17, 2014, we issued a debenture in the amount of $100,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due November 5, 2015, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement. We recorded a debt discount in the amount of $22,294 related to the warrant and net revenue interests attached to the debenture (See Note 10). In the three months ended November 30, 2014, we expensed $725 of amortized debt discount. At November 30, 2014, the balance of the debenture is $78,431, net of $21,569 debt discount.

Interest expense amounted to $5,649 and $3,427 in the three months ended November 30, 2014 and 2013, respectively.

Note 9	Secured Debenture

The Secured Debenture is secured by our interest in Toole Leases.  The Secured Debenture accrues interest at 4% per annum, and the principal and the accrued and unpaid interest becomes due and payable on September 1, 2016, as amended. The Secured Debenture contains certain retraction rights, whereby the holder shall be entitled, at its option, to retract certain principal and accrued interest, at specified dates and amounts and subject to our cash flow as defined in the agreement. Interest expense amounted to $6,463 in the three months ended November 30, 2014.

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Stockholders’ Deficiency (Continued)

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Stockholders’ Deficiency (Continued)

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

Effective October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share. The fair value of the common stock on the effective date is $0.20 per share and the $40,000 value of the shares offset the payable balance. In August 2014, we issued an additional 100,000 shares of common stock valued at $0.45 per share, $45,000.  In the three months ended November 30, 2013 we recorded $48,844 as forgiveness of debt income.

Effective October 31, 2013, we granted our Chairman (see Note 12) a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $52,392, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 200,000 shares immediately and 100,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2014 and 2013 is $3,491 and $24,159, respectively.

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Stockholders’ Deficiency (Continued)

Effective November 1, 2013, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share to our CFO. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $31,468, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2014 and 2013 is $2,096 and $14,510, respectively.

Effective November 1, 2013, we granted a stock option award for the purchase of 150,000 shares of Company common stock at an exercise price of $0.25 per share to a Director. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $15,734, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 75,000 shares immediately and 25,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2014 and 2013 is $1,049 and $7,255, respectively.

Effective January 29, 2014, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.45 per share to our current CEO (see Note 12). The fair value of our common stock at date of grant was $0.51.  The fair value of the option, $91,275, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on August 1, 2014, February 1, 2015 and August 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three months ended November 30, 2014 is $7,607.

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

On February 17, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $153,000, $0.51 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $152,800 at the inception of the agreement

On September 18, 2014, we approved the issuance of 60,000 shares of our common stock valued at $0.45 per share, $27,000, to our CFO for services to be rendered.

Effective October 14, 2014, we granted each of our CEO and director, CFO and Director and Chairman  stock options for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share, 900,000 common shares in the aggregate. The options have a term of 10 years and vest as follows: 150,000 shares each immediately and 50,000 each vesting April 14, 2015, 50,000 each vesting October 14, 2015 and 50,000 shares each vesting April 14, 2016.  The fair value of the options, $155,466, was calculated using the Black-Scholes pricing model.  The expense recorded in the three months ended November 30, 2014 is $89,610.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Stockholders’ Deficiency (Continued)

On October 14, 2014, the Company approved the issuance of 250,000 shares of common stock for legal services.  The shares are valued at $0.23 per share and $57,500 of share based expense is recorded in the three months ended November 30, 2014.

The warrants to purchase 440,000 shares of Company common stock in November 2014 (See Notes 8 and 12) were valued at $8,423 using the Black-Scholes pricing model with the following assumptions: Dividend yield - -0-%; Risk-free interest rate - 0.54%; Expected life - 2 years; Expected volatility - 53.24%.

Warrant activity for the three months ended November 30, 2014 and the year ended August 31, 2014 is as follows:

	November 30, 2014 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	9,257	$0.875
Granted/Sold	440,000	$0.35
Expired/Cancelled	(9,257)	$0.875
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
November 30, 2014	440,000	$0.35	1.96 Years	$--

	August 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$0.875
Granted/Sold	--	--
Expired/Cancelled	(2,743)	$0.875
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2014	9,257	$0.875	0.06 Years	$--

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Stockholders’ Deficiency (Continued)

The fair values of the warrants for 400,000 common shares and 40,000 common shares are $7,657 and $766, respectively, for the three months ended November 30, 2014 and are estimated on the date of grant using the Black-Scholes pricing model.

The following weighted-average assumptions were made in estimating fair value of the warrants and options:

	Year Ended	Three Months Ended
	August 31,	November 30,
	2014	2014	2013

Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	1.38%	1.66%	1.33%
Expected Life	5.0 Years	7.37 Years	5.0 Years
Expected Volatility	68.68%	64.65%	68.92%

2013 Stock Option Plan
On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.  As of November 30, 2014, 817,000 shares of common stock are available for issuance under the 2013 Option Plan.

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the 2010 Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2010 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2010 Plan has a term of ten years, unless sooner terminated by the Board. As of November 30, 2014, 268,000 shares of common stock are available for issuance under the 2010 Plan.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Stockholders’ Deficiency (Continued)

The following table summarizes options transactions under the 2013 and 2010 Stock Option Plans for the periods.

	For the Three Months Ended
	November 30, 2014 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	1,295,000	$0.35
Granted/Sold	900,000	$0.25
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at November 30, 2014	2,195,000	$0.31	6.38 Years	$--

Exercisable at November 30, 2014	1,470,000	$0.33	5.76 Years	$--

	For the Year Ended
	August 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	1,283,000	$0.30
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2014	1,295,000	$0.35	4.20 Years	$196,600

Exercisable at August 31, 2014	845,000	$0.38	4.19 Years	$126,600

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 10	Stockholders’ Deficiency (Continued)

The weighted-average grant-date fair value of options granted during the three months ended November 30, 2014 was $0.17.  No options were exercised during the period.

Summary of non-vested options as of and for the year ended August 31, 2014 and the three months ended November 30, 2014 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	1,283,000	$0.15
Vested	(833,000)	$0.15
Forfeited	--	$--

Non-vested at August 31, 2014	450,000	$0.15

Granted	900,000	$0.17
Vested	(625,000)	$0.15
Forfeited	--	$--

Non-vested at November 30, 2014	725,000	$0.17

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 11	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	November 30,	August 31,
	2014	2014
	(Unaudited)
Deferred tax assets
Pre-operating costs	$165,245	$168,837
Equity-based payments	318,433	246,630
Net operating loss carryforward	626,328	569,064
Valuation allowance	(1,110,006)	(984,531)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the three months ended November 30, 2014 and 2013 due to changes in the valuation allowance.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $125,000 and $331,000 in the three months ended November 30, 2014 and the year ended August 31, 2014, respectively.

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

Rent expense for the three months ended November 30, 2014 and 2013 amounted to approximately $400 and $400, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 12	Commitments (Continued)

Other

Effective October 16, 2013, we entered into a consulting agreement for assistance in certain business and corporate matters such as strategic and business plans, expansion of the Company’s shareholder base and financing alternatives.  The term of the agreement was for a period of 90 days from the effective date.  We issued the consultant a total of 700,000 shares of Company common stock valued at $140,000, the fair value of the effective date, as compensation under the agreement.

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 12	Commitments (Continued)

On April 2, 2014, we entered into agreements with each of the 5 shareholders of AMOG and a separate agreement with AMOG, whereby we are purchasing all of the issued and outstanding shares of AMOG. This agreement replaces our Farmout Agreement entered into on October 25, 2013.  AMOG is the owner and operator (with its 50/50 partner Alberta Oil and Gas LP) of certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling approximately 14,600 mineral acres (approximately 11,300 net mineral acres) as well as an interest in 2 recently drilled oil wells and 2 producing gas wells. The purchase price for the shares of AMOG is $3,480,000 and will be paid by the issuance of 7,400,000 shares of our common stock and payment of $150,000 for a licensing fee for the 3D seismic, to be paid from production and/or through the raising of drilling funds. This is a related party transaction as our Chairman has an equity interest in AMOG. The closing of the purchase was to take place May 29, 2014.  This transaction has not closed.

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

Note 13	Forgiveness of Debt Income

In the three months ended November 30, 2013, we settled approximately $156,000 in payables through the issuance of notes payable of $35,000, common stock of $40,000 and a stock option valued at $3,462, resulting in $77,480 in forgiveness of debt income.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 14	Subsequent Events

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

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

Other accounting policies are described in the notes to the financial statements included in this Quarterly Report and our Annual Report for the year ended August 31, 2014.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2014.

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have not generated any revenues.  We abandoned our previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  On January 13, 2011, we entered into a material definitive agreement to acquire all of the shares of Axiom Minerals de Mexico S.A. de C.V (“Axiom Mexico”) and on May 10, 2011 we changed our name to Axiom Gold and Silver Corporation.  There were no material relationships between Axiom Gold and Silver, its officers and director or its affiliates and any of the shareholders of Axiom Mexico, other than in respect to the material definitive agreement and a pooling agreement.   On May 31, 2012 we sold all of our interest in Axiom Mexico to an unrelated third party for $100 releasing us from any liabilities in Axiom Mexico.

On August 20, 2012, we entered into an option agreement to acquire 13 Fico claims located near Mt. Morrison in the Yukon Territory (the “Fico Claims”). In February 2013 we abandoned the Fico claims.

We now plan to focus our business strategy on the exploration and development of oil and gas leases, mainly in the United States of America.  On October 10, 2013 we changed our name to Axiom Oil and Gas Corp.

On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP (“LP”) to purchase its interest in certain leases.  On October 14, 2014, we finalized a Lease Purchase Agreement with Alberta Oil and Gas LP whereby we purchased certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling 14,916.94 gross acres, 6,170.76 net acres which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases (the “Leases”).  The purchase price for the Leases, as amended, was $2,919,128 ($3,269,076 CDN), of which $44,645 ($50,000 CDN) is to be paid in cash from future cash flow or from future financing, $1,264,972 ($1,416,717 CDN) in the form of the assumption of a note secured against the Leases and the remainder in the form of 6,997,876 shares of our common stock valued at $0.23 per share, $1,609,511.

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

On September 29, 2014, we formed Toole Oil and Gas Corp. a wholly-owned subsidiary incorporated in the State of Montana, for the purpose of holding our interests in the oil and gas leases acquired from Alberta Oil and Gas, LP effective October 14, 2014.

Our plan of operation is forward looking, and we may not be successful in our operations.

Operating Agreement

Activities on the properties described below are governed by the Operating Agreement entered into with Young Sanders E&P LLC and is included by reference on our Form 8K filed October 14, 2014. The Operating Agreement is the standard American Association of Land Professionals 1989 Standard Operating Agreement (the “AAPL Agreement”) with an additional Section 16 governing forfeitures and participation. The AAPL describes the rights and obligations of the participants and the operator in conducting all activities on the properties including the drilling, production and the abandonment of wells.  Exhibits to the Operating Agreement contain, among other things, the standard COPAS Accounting Procedures Joint Operations governing the expenditure of funds and accounting procedures. Our plan of operation is forward looking, and we may never begin operations.

Plan of Operations

Our current business plan is to acquire oil and gas leases located in the United States of America and explore those leases for the production of hydrocarbons.

Our proposed principal product is the production of hydrocarbons.  In order to commence the exploration and development of oil and gas leases, we will need to accomplish the following milestones:

1.         Begin Exploration of Oil and Gas Leases. We will need to raise additional funds or issue shares to pay for the cost of exploration of any oil and gas leases.
2.         Hire Qualified Staff. We will need to hire qualified people to execute our business plan to explore for hydrocarbons. We will need to raise additional funds to attract qualified people to our Company.  We currently have two full time and one part time employee, and we do not intend to hire additional employees at this time.

If the necessary funds are raised to drill a well in Toole County we will work closely with Young Sanders E&P LLC to identify the location of the wells to be drilled. Young Sanders E&P LLC is the operator, so they will contract all of the necessary contractors to drill and complete a well.  Our function, initially, will be to provide capital for the project.

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

Nisku Carbonate Project – Toole County Montana:

The oil and gas leases owned by us through Toole Oil and Gas Corp., our wholly owned subsidiary, are located in Toole County, in north central Montana, approximately 16 miles south of the Province of Alberta, Canada and U.S. border.  According to state production records, Montana, itself, is a prolific producer of oil and natural gas and we believe that Montana has state legislation that supports the oil and gas industry.  First year state tax rates on revenues generated by the sale of hydrocarbons are 0.8% in Montana.  The tax rate shifts to rates between 6.1% and 9.3%  in subsequent years, depending on the hydrocarbon being produced, the year in which wells were drilled and type of well.

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

Employees

We currently have two fulltime employees working for us, our CEO and one of our directors and a part time employee, our CFO.

All oil and gas exploration and operations will be contracted out to third parties.  In the event that our exploration projects are successful and warrant putting any of our leases into production, such operations may also be contracted out to third parties.  We rely on management to handle all matters related to business development and business operations.

For the three months ended November 30, 2014, as compared to the three months ended November 30, 2013.

Results of Operations

Revenues. Since inception, we have yet to generate any significant revenues from our business operations.  Our ability to generate significant revenues has been significantly hindered by our lack of capital. For the three months ended November 30, 2014, we generated $2,408 of revenues from gas sales and had a gross profit of $451. We had no revenues or gross profit in the three months ended November 30, 2013. We hope to generate additional revenues as we implement our business plan.

Operating Expenses. For the three months ended November 30, 2014, our total operating expenses were $3,136,034 as compared to total operating expenses of $280,959 for the three months ended November 30, 2013, an increase of $2,855,075. Our total operating expenses consist primarily of compensation, legal expenses, accounting expenses and stock based compensation related to being a public company. Additionally, in fiscal 2014, we incurred a charge of $2,825,276 from goodwill impairment related to the acquisition of leases from Alberta Oil and Gas, LP. The remaining increase in operating expenses in the three months ended November 30, 2014, primarily results from stock based compensation we incurred through the issuance of stock to service providers and consultants ($58,266) and the issuance of shares of common stock and stock options to our officers and directors ($130,853). We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Income (Expenses). For the three months ended November 30, 2014, we had other expenses of $15,759, which consisted of $15,034 of interest expense and $725 amortization of debt discount. For the three months ended November 30, 2013, we had other income of $72,706, which consisted of $77,480 of forgiveness of debt income net of $4,774 of interest expense

Net Loss.  For the three months ended November 30, 2014, our net loss was $3,151,342, as compared to the three months ended November 30, 2013, in which our net loss was $208,253.  We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $62,322 as of November 30, 2014. As of August 31, 2014, we had cash of $76.     In November 2014, we received a total of $100,000 in financing through the issuance of convertible debentures to a US resident accredited investor. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities. Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of November 30, 2014, our total liabilities were $2,760,279 comprised of $810,291 in accounts payable and accrued expenses (including $267,000 owed to our Chairman of the Board for accrued compensation and expenses and $45,000 owed to our President/CEO for accrued compensation) $142,000 in notes payable (including $5,000 to our Chairman), $183,431 in convertible debentures, $1,240,478 in secured debenture and $384,079 in loans and notes payable to other related parties. As of August 31, 2014, our total liabilities were $853,641 comprised of $606,641 in accounts payable and accrued expenses (including, $243,000 owed to our current Chairman for accrued compensation and expenses and $35,000 owed to our current CEO for accrued compensation), $142,000 in notes payable (including $5,000 to our Chairman), and $105,000 in convertible debentures.

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

On October 14, 2014, we issued 250,000 shares of common stock to Sanders Ortoli Vaughn-Flam Rosenstadt LLP for services rendered at a deemed value of $57,500, the Fair Value at date of issuance.  These shares were issued pursuant to Regulation D.

On October 14, 2014 we issued 6,997,876 shares of our common stock to Alberta Oil and Gas LP as part of our acquisition agreement for the leases owned by Alberta Oil and Gas LP in Toole County Montana at a deemed value of $0.23 per share valued at $1,610,000 the fair value at date of issuance.  These shares were issued pursuant to Regulation D.

On November 17, 2014, we issued a debenture in the amount of $100,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due November 5, 2015, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement.

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

On October 14, 2014 we issued 6,997,876 shares of our common stock to Alberta Oil and Gas LP as part of our acquisition agreement for the leases owned by Alberta Oil and Gas LP in Toole County Montana at a deemed value of $0.23 per share valued at $1,610,000 the fair value at date of issuance.  These shares were issued pursuant to Regulation D and Regulation S.

In November 2014, we received $100,000 through the sale of a convertible debenture to a US resident accredited investor pursuant to Regulation D. The debenture is due and payable November 5, 2015 and carries an interest rate of 12% per annum and is convertible, at the option of the holder into shares of our common stock at $.25 per share.  In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement.

On December 1, 2014, we entered into a consulting agreement for business advisory and other related service. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $54,000, $0.18 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $53,800.

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

Axiom Oil and Gas Corp.

By: /s/ Michael H. Altman
      Michael H. Altman
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date: February 2, 2015

By: /s/ Frank Lamendola
      Frank Lamendola
Its: Chief Financial Officer, Director (Acting Principal Accounting Officer).
Date: February 2, 2015