Form 10-Q
period 2015-02-28
AXIOM OIL & GAS CORP.
filed 2015-04-20
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Oil and Gas Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Park Ave., Suite 1600, New York, New York 10017
(Address of principal executive offices)

(212) 984-0685
(Issuer’s Telephone Number) 1846 E Innovation Park Dr, Oro Valley, AZ 85755 (Former address if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  X No

As of April 17, 2015, there were 19,030,650 shares of the issuer’s $.001 par value common stock issued and 18,960,650 outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Oil and Gas Corp. (“Axiom Oil and Gas”) as of February 28, 2015, and for the three and six months ended February 28, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Axiom Oil and Gas’s Form 10-K filing with the SEC for the year ended August 31, 2014.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three and six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-2	Consolidated Balance Sheets as of February 28, 2015 (unaudited) and August 31, 2014.

F-3 F-4
Consolidated Statements of Operations for the three and six months ended February 28, 2015 and 2014 and the period from Inception of Exploration Stage (September 1, 2010) through February 28, 2015 (unaudited).

Consolidated Statements of Comprehensive Loss for the three and six months ended February 28, 2015 and 2014 and the period from Inception of Exploration Stage (September 1, 2010) through February 28, 2015 (unaudited).

F-5	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through February 28, 2015 (unaudited).

F-9	Consolidated Statements of Cash Flows for the six months ended February 28, 2015 and 2014 and the period from Inception of Exploration Stage (September 1, 2010) through February 28, 2015 (unaudited).

F-11-35	Notes to Consolidated Financial Statements (unaudited).

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28,	August 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash	$5,589	$76

Total current assets	5,589	76

Property - Successful efforts method
Leases - Toole County, Montana	232,687	--
Investment in working interest in wells	301,000	--
Totals	533,687	--

Other	1,400	1,400

Total assets	$540,676	$1,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	$464,479	$357,921
Accrued expenses	209,136	212,780
Accrued interest	175,723	35,940
Loans payable, related parties	340,086	--
Note payable, related parties	45,010	5,000
Notes payable	137,000	137,000
Convertible debentures	180,101	105,000
Convertible debenture, related party	83,641	--

Total current liabilities	1,635,176	853,641

Long-term liabilities
Secured debenture	1,133,657	--

Total liabilities	2,768,833	853,641

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued
Common stock, $0.001 par value, 300,000,000
shares authorized, 19,030,650 and 11,352,774 shares
issued and outstanding at February 28, 2015
and August 31, 2014, respectively	19,031	11,353
Additional paid-in capital	16,031,840	14,070,299
Accumulated other comprehensive income	142,191	--
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(18,299,357)	(14,811,955)

Total stockholders’ deficiency	(2,228,157)	(852,165)

Total liabilities and stockholders’ deficiency	$540,676	$1,476

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Six Months Ended		2010) through
	February 28,		February 28,		February 28,
	2015	2014	2015	2014	2015

Revenues – gas sales	$3,111	$--	$5,519	$--	$5,519
Cost of goods sold	3,197	--	5,154	--	5,154
Gross profit	(86)	--	365	--	365

Expenses
Compensation	91,310	87,849	232,663	156,273	5,875,472
General and administrative	200,638	200,738	370,043	413,273	2,583,970
Exploration	--	--	--	--	351,683
Impairment of goodwill	--	--	2,825,276	--	3,350,753
Total Expenses	291,948	288,587	3,427,982	569,546	12,161,878

Operating loss	(292,034)	(288,587)	(3,427,617)	(569,546)	(12,161,513)

Other income (expenses)
Interest expense	(29,243)	(6,918)	(44,277)	(11,692)	(80,217)
Amortization of debt discount	(6,975)	--	(7,700)	--	(7,700)
Forgiveness of debt income	--	--	--	77,480	32,480
Loss on expiration of leases	(7,808)	--	(7,808)	--	(7,808)
Gain on sale of subsidiary	--	--	--	--	160,681
Finance costs, share-based	--	--	--	--	(6,154,322)
Foreign currency loss	--	--	--	--	(80,958)
Net other income (expenses)	(44,026)	(6,918)	(59,785)	65,788	(6,137,844)

Net loss	$(336,060)	$(295,505)	$(3,487,402)	$(503,758)	$(18,299,357)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.20)	$(0.05)
Weighted average number of common
shares outstanding – basic and diluted	18,981,428	10,883,441	17,052,271	10,603,710

See accompanying notes to financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Six Months Ended		2010) through
	February 28,		February 28,		February 28,
	2015	2014	2015	2014	2015

Net loss	(336,060)	(295,505)	(3,487,402)	(503,758)	(18,299,357)

Other comprehensive income
Foreign currency translation adjustment	114,670	--	142,191	--	142,191

Comprehensive loss	$(221,390)	$(295,505)	$(3,345,211)	$(503,758)	$(18,157,166)

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2015
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
Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2015
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
Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2015
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

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through February 28, 2015
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance – August 31, 2014 - Forwarded	11,352,774	$11,353	$14,070,299	$--	$(121,862)	$(14,811,955)	$(852,165)

Common stock issued to CFO for services at $0.45 per share	60,000	60	26,940	--	--	--	27,000

Common stock issued for legal fees at $0.23 per share	250,000	250	57,250	--	--	--	57,500

Common stock issued for acquisition of Toole County
Montana leases	6,997,876	6,998	1,602,513	--	--	--	1,609,511

Common stock issued for consulting compensation for $200,
valued at $0.18 per share	300,000	300	53,700	--	--	--	54,000

Common stock issued to CFO for services at $0.18 per share	70,000	70	12,530	--	--	--	12,600

Stock based compensation for options issued to employees
and directors	--	--	157,663	--	--	--	157,663

Stock based compensation for warrant issued for consulting
services	--	--	1,987	--	--	--	1,987

Debt discount on convertible debenture	--	--	48,958	--	--	--	48,958

Foreign currency translation	--	--	--	142,191	--	--	142,191

Net loss for the six months ended February 28, 2015	--	--	--	--	--	(3,487,402)	(3,487,402)

Balance – February 28, 2015	19,030,650	$19,031	$16,031,840	$142,191	$(121,862)	$(18,299,357)	$(2,228,157)

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Six Months Ended		2010) through
	February 28,		February 28,
	2015	2014	2015
Cash flows from operating activities
Net loss	$(3,487,402)	$(503,758)	$(18,299,357)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	310,550	399,073	5,838,832
Impairment of goodwill	2,825,276	--	3,350,753
Amortization of debt discount	7,700	--	7,700
Forgiveness of debt-income	--	(77,480)	(32,480)
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	--	3,937
Foreign currency loss	--	--	80,958
Loss on expiration of leases	7,808	--	7,808
Gain on sale of subsidiary	--	--	(160,681)
Related party rent expense	--	--	3,000
Changes in assets and liabilities:
Net VAT receivable	--	--	(87,751)
Prepaid and other current assets	--	--	981
Other	--	--	(1,254)
Accounts payable	106,558	98,292	1,212,914
Accrued expenses	(3,644)	(3,322)	209,136
Accrued interest	38,381	11,692	74,321
Net cash used in operating activities	(194,773)	(75,503)	(1,636,861)

Cash flows from investing activities
Acquisition of equipment	--	--	(7,454)
Cash received in acquisition	--	--	3,435
Net cash used in investing activities	--	--	(4,019)

Cash flows from financing activities
Proceeds from issuance of convertible
debentures	200,000	75,000	305,000
Proceeds from issuance of common stock	200	200	1,411,054
Offering costs	--	--	(101,225)
Proceeds from notes payable	18,000	--	60,000
Payments of notes payable	(18,000)	--	(18,000)
Proceeds from notes payable related parties	--	--	5,000
Proceeds (payments) from loans payable related parties - net	86	--	(18,594)
Net cash provided by financing activities	200,286	75,200	1,643,235

Adjustment for change in exchange rate	--	--	3,081

Net increase in cash	5,513	(303)	5,436

Cash balance, beginning of periods	76	362	153

Cash balance, end of periods	$5,589	$59	$5,589

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
		Period from
		Inception of
		Exploration Stage
		(September 1,
For the Six Months Ended		2010) through
February 28,		February 28,
2015	2014	2015
Supplementary information:
Cash paid for:
Interest		$2,000		$--	$2,000
Income taxes		$--		$--	$--

Non-cash investing activities:
Issuance of common shares and promissory
note payable to acquire Toole County, Montana leases
Leases, Toole County, Montana		$240,495		$--	$240,495
Investment in working interest in wells		301,000		--	301,000
Secured debenture		(1,264,972)		--	(1,264,972)
Accrued interest		(107,643)			(107,643)
Loan payable related party		(340,000)		--	(340,000)
Net liabilities acquired		$(1,171,120)		$--	$(1,171,120)

Issuance of common shares to acquire Axiom Mexico
Cash		$--		$--	$3,435
Net VAT receivable		--		--	9,667
Prepaid expenses and other current assets		--		--	1,169
Security deposit		--		--	990
Furniture and equipment		--		--	7,476
Accounts payable and accrued expenses		--		--	(625)
Related party payables		--		--	(47,589)
Net liabilities acquired	$		$		$(25,477)

Sale of investment in Axiom Mexico
Other current assets		$--		$--	$188
Net VAT receivable		--		--	97,488
Property and equipment		--		--	9,548
Other		--		--	844
Accounts payable and accrued expenses		--		--	(157,246)
Related party payables		--		--	(28,909)
Accumulated other comprehensive income		--		--	(82,594)
Gain on sale of subsidiary		$--		$--	$(160,681)

Non-cash financing activities:
Common stock issued for debt settlement		$--		$75,000	$120,000
Notes payable issued for debt settlement		$--		$70,000	$70,000
Stock option issued for debt settlement		$--		$3,462	$3,462
Forgiveness related party payables		$--		$--	$2,250
Common stock and note payable issued for
accrued compensation and expenses		$--		$--	$369,718
Note payable to related party issued
upon acquisition of Toole County,
Montana leases.		$40,010		$--	$40,010
Discounted originated upon issuance of convertible
debenture with common stock warrants		$41,258		$--	$41,258

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of February 28, 2015 and the consolidated results of operations and cash flows for the three months and six months ended February 28, 2015 and 2014 and the period from inception of exploration stage (September 1, 2010) through February 28, 2015. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2014.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
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
February 28, 2015
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
February 28, 2015
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
February 28, 2015
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

Income Taxes – The Company accounts for income taxes under the provisions of ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At February 28, 2015, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

At February 28, 2015, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of February 28, 2015, the Company had $10,000 in accrued interest and penalties which is included in general and administrative expenses since it was not related to an income tax matter.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Reclassification - Certain fiscal 2014 amounts have been reclassified to conform to fiscal 2015 presentation.

Subsequent Events – In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 4   Acquisitions

Effective October 14, 2014, we finalized the Lease Purchase Agreement with Alberta Oil and Gas, LP to purchase interests in certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana (“Toole Leases”) totaling approximately 14,900 gross mineral acres (approximately 6,200 net mineral acres), which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases. The purchase price for the leases, as amended, is $2,919,128 USD ($3,269,076 CAD), of which, $44,645 USD ($50,000 CAD) is to be paid in cash, $1,264,972 USD ($1,416,717 CAD) is to be in the form of the assumption of a note secured against the leases and the remainder to be paid in the form of 6,997,876 shares of our common stock valued at $0.23 per share, $1,609,511.  This is a related party transaction as our Chairman, CEO and former CFO are considered affiliates of Alberta Oil and Gas, LP. Our wholly-owned subsidiary, Toole Oil and Gas Corp. is the registered owner of our interest in the leases.

The operating results of Toole Leases from October 14, 2014 through February 28, 2015 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of February 28, 2015 reflects the acquisition of Toole Leases, effective October 14, 2014, the date of the acquisition. The acquisition date fair value of the total consideration transferred was $2,919,128, which consisted of 6,997,876 shares of Company common stock valued at $0.23 per share, $44,645 USD ($50,000 CAD) to be paid in cash and the assumption of $1,264,972 USD ($1,416,717 CAD) secured debentures.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

Leases, Toole County MT	$240,495
Investment in working interest in wells	301,000
Total identifiable assets	541,495
Related party loans payable	-340,000
Other current liabilities	-107,643
Total liabilities assumed	-447,643
Net identifiable liabilities acquired	93,852
Goodwill	2,825,276

Net assets acquired	$2,919,128

The Company tested for impairment at the time of the acquisition and determined that the goodwill was impaired and recorded a charge of $2,825,276.  None of the goodwill is expected to be deductible for income tax purposes.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 4   Acquisitions (Continued)

The amount of net loss of Toole Leases included in the Company’s Consolidated Statements of Operations (including goodwill impairment of $2,825,276) from the acquisition date, October 14, 2014, to the period ending February 28, 2015 are as follows:

		Period from
		Inception of
		Exploration
		Stage
	Six Months	(September 1,
	Ended	2010) through
	February 28,	February 28,
	2015	2015

Net loss	$(2,851,272)	$(2,851,272)
Basic and diluted loss per share	$(0.17)

The following supplemental pro forma information presents the consolidated financial results as if the acquisition of Toole Leases had occurred September 1, 2010.

			Period from
			Inception of
			Exploration
			Stage
			(September 1,
	Six Months Ended		2010) through
	February 28		February,
	2015	2014	2015

Net loss	$(3,489,405)	$(503,408)	$(18,306,237)

Basic and diluted loss per share	$(0.21)	$(0.05)

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 5   Property – Successful Efforts Method
Leases - Toole County, Montana
Effective October 14, 2014, we finalized the Lease Purchase Agreement with Alberta Oil and Gas, LP (“Alberta”) to purchase interests in certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana (“Toole Leases”) totaling approximately 14,900 gross mineral acres (approximately 6,200 net mineral acres), which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases. (See Note 13) The fair value of the leases is $232,687 after a loss of $7,808 for the expiration of three of the leases was recognized in the six months ended February 28, 2015. The approximate gross mineral acres is 13,780 (5,640 net mineral acres) after the expiration of the leases.

Operating Agreement
Activities on the properties are governed by an Operating Agreement entered into with Young Sanders E&P LLC. The Operating Agreement is the standard American Association of Land Professionals 1989 Standard Operating Agreement (the “AAPL Agreement”) with an additional section 16 governing forfeitures and participation. The AAPL Agreement describes the rights and obligation of the participants and the operator in conducting all activities on the properties, including drilling, production and abandonment of wells. We share certain expenses with American Midwest Oil and Gas Corp. (“AMOG”), a 50% partner of the oil and gas leases that contain the two producing gas wells. Additionally, we pay AMOG a monthly management fee of $100 per well for services related to the two operating gas wells jointly owned (See Note 6). In January 2015 AMOG reduced the management fee from $250 to $100 to increase well profitability.

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

Note 6    Related Party Transactions

Accounting and tax services were provided by two accounting firms. One in which our former Chief Financial Officer provided consulting services. As of February 11, 2015, accounting and tax services will be provided by the second accounting firm in which our current Chief Financial Officer (“CFO”) is the sole shareholder. (See Note 13) Accounting and tax fees amounted to $15,100 and $52,100, inclusive of $39,600 in stock based compensation for common shares issued to our former CFO for services (See Note 11), for the three and six months ended February 28, 2015, and $7,500 and $15,000 for three and the six months ended February 28, 2014. An amount of $35,500 and $45,000 is owed as of February 28, 2015 and August 31, 2014, respectively.  These figures reflect a consolidation of the former and the current CFO’s balances. In February 2014, a payable of $70,000 from prior services rendered was settled through the issuance of a $35,000 8% note payable and 140,000 shares of Company common stock valued at $35,000 to the former CFO.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 6   Related Party Transactions (Continued)

The Company is obligated to its Chief Executive Officer (“CEO”) for accrued and unpaid compensation in the amount of $55,826 and $35,000 as of February 28, 2015 and August 31, 2014, respectively. Compensation amounted to $15,000 and $30,000 for the three and six months ended February 28, 2015 and $5,000 in the three and six months ended February 28, 2014, respectively.

The Company is obligated to its Chairman, who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of February 28, 2015 and August 31, 2014 in the amounts of approximately $287,000 and $243,000, respectively.  Compensation and expenses amounted to approximately $33,000 and $69,000 for the three and six months ended February 28, 2015 and $45,000 and $79,000 in the three and six months ended February 28, 2014, respectively.

In January 2015, 70,000 shares of Company common stock valued at $12,600 were issued to the former CFO for services rendered.

On April 11, 2014, we borrowed $5,000 from our Chairman for working capital purposes (see Note 7).

AMOG is considered a related party since our Chairman is also shareholder of AMOG. In the six months February 28, 2015, we have $450 in management fees (after an adjustment for a reduction in the fee) to AMOG and at February 28, 2015 there is a balance due AMOG of $86.

Abexco is considered a related party since our Chairman, CEO and former CFO are also shareholders of Abexco. At February 28, 2015 there is a balance due Abexco of $340,000 (See Note 5).

Alberta, which is wholly-owned by Abexco, is considered a related party since our Chairman, CEO and former CFO are also shareholders of Abexco. The terms of our acquisition of Toole Leases provided for a cash payment of $50,000 CAD. In lieu of cash, Alberta accepted a promissory note payable on demand with interest at 4% per annum. At February 28, 2015, we have a promissory note payable to Alberta in the amount of $40,010 USD ($50,000 CAD). Interest expense is $649 in the six months ended February, 2015.

Note 7   Notes Payable, related parties

On October 14, 2014 we entered into a note payable with Alberta Oil and Gas, LP in the amount of $40,010 USD ($50,000 CAD) upon the closing of the Toole County oil and gas lease acquisition. The note is unsecured and payable on demand with 4% interest per annum.

On April 11, 2014, we borrowed $5,000 from our Chairman for working capital purposes.  The note is unsecured and is payable on demand with interest at 12% per annum.

Interest expense for the three and six months ended February 28, 2015 amounted to $374 and $1,123, respectively. $1,358 is included in accrued interest at February 28, 2015.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 8   Notes Payable

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

On January 30, 2015, we borrowed $18,000 from an unrelated party for working capital purposes.  The note was unsecured and payable on February 9, 2015 together with interest and fees of $2,000. The note was settled in full for $20,000 on February 17, 2015. $2,000 was charged to interest in the six months ended February 28, 2015 and a share purchase warrant was issued to acquire 25,000 shares of common stock at a price of $0.25 per share for a period of 2 years.

Interest expense for the three and six months ended February 28, 2015 is $5,698 and  $8,243 (of which $1,221 is related to the warrant issued for the debt and $2,000 for the interest and fees) and for the three and six months ended February 28, 2014 is $1,347 and $3,317, respectively.

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
February 28, 2015
(Unaudited)

Note 9   Convertible Debentures (Continued)

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

On November 17, 2014, we issued a debenture in the amount of $100,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture pursuant to Regulation D in an aggregate principal amount not exceeding $500,000. The debenture is due November 5, 2015, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement. We recorded a debt discount in the amount of $22,294 related to the warrant and net revenue interests attached to the debenture (See Note 11). In the three and six months ended February 28, 2015, we expensed $5,210 and $5,935 of amortized debt discount, respectively. At February 28, 2015, the balance of the debenture is $83,641, net of $16,359 debt discount. On February 11, 2015, the new CFO is considered a related party to this investor and effective on such date, this investor is deemed to be an affiliated investor.

On February 11, 2015, we issued a debenture in the amount of $50,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture pursuant to Regulation D in an aggregate principal amount not exceeding $500,000. The debenture is due February 1, 2016, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 200,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement. We recorded a debt discount in the amount of $13,332 related to the warrant and net revenue interests attached to the debenture (See Note 11). In the six months ended February 28, 2015, we expensed $883 of amortized debt discount. At February 28, 2015, the balance of the debenture is $37,551, net of $12,449 debt discount.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)
Note 9   Convertible Debentures (Continued)

On February 13, 2015, we issued a debenture in the amount of $50,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture pursuant to Regulation D in an aggregate principal amount not exceeding $500,000. The debenture is due February 1, 2016, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 200,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement. We recorded a debt discount in the amount of $13,332 related to the warrant and net revenue interests attached to the debenture (See Note 11). In the six months ended February 28, 2015, we expensed $883 of amortized debt discount. At February 28, 2015, the balance of the debenture is $37,551, net of $12,449 debt discount.

Interest expense amounted to $8,662 and $14,311 in the three and six months ended February 28, 2015 and $4,948 and $8,375 for the three and six months ended February 28, 2014, respectively.

Note 10   Secured Debenture
The Secured Debenture is secured by our interest in Toole Leases.  The Secured Debenture accrues interest at 4% per annum, and the principal and the accrued and unpaid interest becomes due and payable on September 1, 2016, as amended. The Secured Debenture contains certain retraction rights, whereby the holder shall be entitled, at its option, to retract certain principal and accrued interest, at specified dates and amounts and subject to our cash flow as defined in the agreement. Interest expense amounted to $11,640 USD ($13,973 CAD) and $18,103 USD ($21,270 CAD) in the three and six months ended February 28, 2015, respectively.

Note 11   Stockholders’ Deficiency

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our Board of Directors has the authority to set the terms of any class of preferred shares through an issuance of a certificate of designation without receiving further shareholder approval.  We have reserved 3,000,000 and 280,000 common shares for issuance under our 2013 and 2010 Stock Option Plans.  In the period ended August 31, 2007, the Company sold 800,000 shares of common stock for cash of $500. In the year ended August 31, 2008, the Company sold 179,336 shares of its common stock for cash of $112,085. There were no equity transactions in the years ended August 31, 2010 and 2009. Effective November 1, 2010, the Company enacted a four-for-one (4:1) forward stock split. Effective October 10, 2013, the Company enacted a one-for-twenty-five (1:25) reverse stock split. All share and per share data in these financial statements have been adjusted retroactively to reflect the stock splits. The shares outstanding at February 28, 2015 include 70,000 shares which have been approved for issuance but have not been issued to date.

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
February 28, 2015
(Unaudited)

Note 11   Stockholders’ Deficiency (Continued)

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

In June and July 2011, we sold 95,760 shares of common stock at $6.25 per share for gross proceeds of $598,500 to six non-US accredited investors pursuant to Regulations S and three US accredited investors pursuant to Regulation D. In addition, we incurred offering costs of $94,350 (10% of gross proceeds) on all sales of the shares issued pursuant to Regulation S.

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

Effective August 16, 2012, our former CEO converted $212,218 of accrued and unpaid compensation and reimbursable expenses owed him into 8,488,720 shares of common stock at $0.025 per share. The fair value of the stock on that date was $0.75 per share and we incurred a charge for share based finance costs of $6,154,322 in the year ended August 31, 2012.

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
February 28, 2015
(Unaudited)

Note 11   Stockholders’ Deficiency (Continued)

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

Effective October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share. The fair value of the common stock on the effective date is $0.20 per share and the $40,000 value of the shares offset the payable balance. In August 2014, we issued an additional 100,000 shares of common stock valued at $0.45 per share, $45,000.  In the six months ended February 28, 2014 we recorded $48,844 as forgiveness of debt income.

Effective October 31, 2013, we granted our Chairman (see Note 13) a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $52,392, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 200,000 shares immediately and 100,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and six months ended February 28, 2015 is $1,746 and $5,237, and for the three and six months ended February 28, 2014 is $9,605 and $33,764, respectively.

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 11   Stockholders’ Deficiency (Continued)

Effective November 1, 2013, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share to our former CFO. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $31,468, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. Upon the resignation of our former CFO, the Stock Option Plan governing these stock options called for the options to expire within 90 days of resignation.  The Board of Directors authorized that all stock options vested to our former CFO would not expire in 90 days, but in 2018 as per his Stock Option Agreement. The non-vested options as of February 28, 2015 totaled 50,000 shares and expired upon his resignation on February 11, 2015. The expense recorded in the three and six months ended February 28, 2015 is $699 and $2,795 and in the three and six months ended February 28, 2014 is $5,770 and $20,280, respectively.

Effective November 1, 2013, we granted a stock option award for the purchase of 150,000 shares of Company common stock at an exercise price of $0.25 per share to a Director. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $15,734, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 75,000 shares immediately and 25,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and six months ended February 28, 2015 is $525 and $1,574 and in the three and six months ended February 28, 2014 is $2,886 and $10,141, respectively.

Effective January 29, 2014, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.45 per share to our current CEO (see Note 13). The fair value of our common stock at date of grant was $0.51.  The fair value of the option, $91,275, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on August 1, 2014, February 1, 2015 and August 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and six months ended February 28, 2015 is $6,085 and $13,692, respectively and in the three and six months ended February 28, 2014 is $42,088.

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

On February 17, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $153,000, $0.51 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $152,800 at the inception of the agreement

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 11   Stockholders’ Deficiency (Continued)
On September 18, 2014, we approved the issuance of 60,000 shares of our common stock valued at $0.45 per share, $27,000, to our former CFO for services to be rendered.

Effective October 14, 2014, we granted each of our CEO and director, former CFO and Director and Chairman  stock options for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share, 900,000 common shares in the aggregate. The options have a term of 10 years and vest as follows: 150,000 shares each immediately and 50,000 each vesting April 14, 2015, 50,000 each vesting October 14, 2015 and 50,000 shares each vesting April 14, 2016.  The fair value of the options, $155,466, was calculated using the Black-Scholes pricing model.  The expense recorded in the three and six months ended February 28, 2015 is $21,115 and $110,725, respectively. The Board of Directors authorized that all stock options vested to our former CFO/director would not expire in 90 days, but in 2024 as per his Stock Option Agreement. The non-vested options as of February 28, 2015 totaled 150,000 shares and expired upon his resignation on February 11, 2015.

On October 14, 2014, the Company approved the issuance of 250,000 shares of common stock for legal services.  The shares are valued at $0.23 per share and $57,500 of share based expense is recorded in the six months ended February 28, 2015.

On December 1, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $54,000, $0.18 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $53,800 at the inception of the agreement

On January 28, 2015, we approved the issuance of 70,000 shares of our common stock valued at $0.18 per share, $12,600, to our former CFO for services rendered.

Effective February 11, 2015, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share to our current CFO. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $44,698, was calculated using the Black-Scholes pricing model. The options have a term of 10 years and vest over as follows: 150,000 shares immediately and 50,000 shares each on August 11, 2015, February 11, 2016 and August 11, 2016.  The expense recorded in the three and six months ended February 28, 2015 is $23,640.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 11   Stockholders’ Deficiency (Continued)

The warrants to purchase 440,000 shares of Company common stock granted in November 2014 (See Notes 9 and 13) were valued at $8,423 using the Black-Scholes pricing model with the following assumptions: Dividend yield - -0-%; Risk-free interest rate – 0.54%; Expected life – 2 years; Expected volatility – 53.24%.

The warrants to purchase 425,000 shares of Company common stock granted February 2015 (See Notes 8 and 9) were valued at $14,398 using the Black-Scholes pricing model with the following assumptions: Dividend yield - -0-%; Risk-free interest rate – 0.49%; Expected life – 2 years; Expected volatility – 67.73%.

Warrant activity for the six months ended February 28, 2015 and the year ended August 31, 2014 is as follows:

	February 28, 2015 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	9,257	$0.875
Granted/Sold	865,000	$0.35
Expired/Cancelled	(9,257)	$0.875
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
February 28, 2015	865,000	$0.35	1.82 Years	$--

	August 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$0.875
Granted/Sold	--	--
Expired/Cancelled	(2,743)	$0.875
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2014	9,257	$0.875	0.06 Years	$--

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 11   Stockholders’ Deficiency (Continued)

The fair values of the warrants, an aggregate of $22,822 for the six months ended February 28, 2015  are estimated on the date of grant using the Black-Scholes pricing model.

The following weighted-average assumptions were made in estimating fair value of the warrants and options:

	Year Ended	Six Months Ended
	August 31,	February 28,
	2014	2015	2014

Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	1.38%	1.47%	1.38%
Expected Life	5.0 Years	6.65 Years	5.0 Years
Expected Volatility	68.68%	66.42%	68.68%

2013 Stock Option Plan
On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.  As of February 28, 2015, 717,000 shares of common stock are available for issuance under the 2013 Option Plan.

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the 2010 Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2010 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2010 Plan has a term of ten years, unless sooner terminated by the Board. As of February 28, 2015, 268,000 shares of common stock are available for issuance under the 2010 Plan.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 11   Stockholders’ Deficiency (Continued)

The following table summarizes options transactions under the 2013 and 2010 Stock Option Plans for the periods.

	For the Six Months Ended
	February 28,2015 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	1,295,000	$0.35
Granted/Sold	1,200,000	$0.25
Expired/Cancelled	--	--
Forfeited	(200,000)	$0.25
Exercised	--	--
Outstanding at February 28, 2015	2,295,000	$0.31	6.46 Years	$--

Exercisable at February 28, 2015	1,670,000	$0.32	5.86 Years	$--

	For the Year Ended
	August 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	1,283,000	$0.30
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2014	1,295,000	$0.35	4.20 Years	$196,600

Exercisable at August 31, 2014	845,000	$0.38	4.19 Years	$126,600

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)
Note 11   Stockholders’ Deficiency (Continued)

The weighted-average grant-date fair value of options granted during the six months ended February 28, 2015 was $0.17.  No options were exercised during the period.

Summary of non-vested options as of and for the year ended August 31, 2014 and the six months ended February 28, 2015 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	1,283,000	$0.15
Vested	(833,000)	$0.15
Forfeited	--	$--

Non-vested at August 31, 2014	450,000	$0.15

Granted	1,200,000	$0.17
Vested	(825,000)	$0.16
Forfeited	(200,000)	$0.16

Non-vested at February 28, 2015	625,000	$0.16

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 12   Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	February 28,	August 31,
	2015	2014
	(Unaudited)
Deferred tax assets
Pre-operating costs	$161,652	$168,837
Equity-based payments	365,036	246,630
Net operating loss carryforward	706,882	569,064
Valuation allowance	(1,233,570)	(984,531)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the six months ended February 28, 2015 and 2014 due to changes in the valuation allowance.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $249,000 and $331,000 in the six months ended February 28, 2015 and the year ended August 31, 2014, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 13   Commitments

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

On February 1, 2015, we entered into an agreement with Brian C. Jensen of Legacy Global Tax & Accounting, PA to which in return for serving as the CFO, Mr. Jensen receives $10,000 per month, of which $5,000 is allocated for bookkeeping and financial reporting and $5,000 per month is allocated to management consulting services. The term of the agreement is for a one year period and supersedes the agreement entered into with Legacy Global Financial Group, Inc. on November 1, 2014. Mr. Jensen received on February 11, 2015 a stock option to acquire 300,000 shares of our common stock exercisable at a price of $0.25 per share. The option vests over an 18 month period and expires 10 years from the date of grant.

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

Lease Agreements

In February 2011, we entered into a one year lease for administrative office space in Oro Valley, Arizona. The lease was effective through February 29, 2012 at a cost of $900 per month.  As of February 28, 2015 we have terminated this month to month lease.

In February 2015, we entered into a one year lease for administrative office space in New York, NY commencing on March 1, 2015 with monthly payments of $299. The lease is effective through February 29, 2016.

Rent expense for the three and six months ended February 28, 2015 amounted to approximately $400 and $600 and for the three and six months ended February 28, 2014 amounted to $400 and $800, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 13   Commitments (Continued)

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

On April 2, 2014, we entered into agreements with each of the 5 shareholders of AMOG and a separate agreement with AMOG, whereby we are purchasing all of the issued and outstanding shares of AMOG. This agreement replaces our Farmout Agreement entered into on October 25, 2013.  AMOG is the owner and operator (with its 50/50 partner Alberta Oil and Gas LP) of certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling approximately 14,600 mineral acres (approximately 11,300 net mineral acres) as well as an interest in 2 recently drilled oil wells and 2 producing gas wells. The purchase price for the shares of AMOG is $3,480,000 and will be paid by the issuance of 7,400,000 shares of our common stock and payment of $150,000 for a licensing fee for the 3D seismic, to be paid from production and/or through the raising of drilling funds. This is a related party transaction as our Chairman has an equity interest in AMOG. The closing of the purchase was to take place May 29, 2014.  Effective September 9, 2014, this agreement with the 5 shareholders of AMOG and separately with AMOG to acquire all of the issued and outstanding shares of AMOG was terminated. While there is no formal written agreement for such termination, the parties have executed mutual releases in connection with the prior contractual dealings.

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

Note 13   Commitments (Continued)

On November 1, 2014, we entered into an agreement with Legacy Global Financial Group Inc. (“Legacy”) for consulting services. Legacy will provide corporate consulting services, including assisting us in obtaining financing through, among other means, introductions to financial professionals. The initial term of the agreement is for six months from the effective date. Pursuant to the agreement, we will pay Legacy $5,000 per month during the six month term and issue them a two-year warrant to purchase 40,000 shares of our common stock at an exercise price of $0.35 per share. Effective February 1, 2015 this agreement is no longer a commitment as it was replaced by the agreement with Brian C. Jensen of Legacy Global Tax & Accounting, PA. (see Note 13 – Compensation Agreements) The two-year warrant to purchase 40,000 shares of our common stock at an exercise price of $0.35 per share is still in effect.

On December 1, 2014, we entered into a consulting agreement with Caro Capital LLC. for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200.

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

Note 14   Forgiveness of Debt Income

In the six month ended February 28, 2014, we settled approximately $156,000 in payables through the issuance of notes payable of $35,000, common stock of $40,000 and a stock option valued at $3,462, resulting in $77,480 in forgiveness of debt income (See Note 8).

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

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have not generated any revenues.  We abandoned our previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  Subsequently, we abandoned that strategy.

We now plan to focus our business strategy on the exploration and development of oil and gas leases, mainly in the United States of America.  On October 10, 2013 we changed our name to Axiom Oil and Gas Corp.

On March 18, 2014, we entered into a Lease Purchase Agreement with Alberta Oil and Gas LP (“LP”) to purchase its interest in certain leases.  On October 14, 2014, we finalized a Lease Purchase Agreement with Alberta Oil and Gas LP whereby we purchased certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana totaling 14,916.94 gross acres, 6,170.76 net acres which includes a 26.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases (the “Leases”).  The purchase price for the Leases, as amended, was $2,919,128 ($3,269,076 CDN), of which $40,010 ($50,000 CDN) is to be paid in cash from future cash flow or from future financing, $1,133,657 in the form of the assumption of a note secured against the Leases and the remainder in the form of 6,997,876 shares of our common stock valued at $0.23 per share, $1,609,511.

Tanglewood Energy LLC had a part ownership position in some of the leases we own. We believe that it has forfeited its positions, and the gross acreage and net acreages reported above includes acreage that we believe that Tanglewood Energy LLC forfeited and that American Midwest Oil and Gas (a former operator) registered as defaulted in the court registry in Shelby, Montana.  For a more complete description of Tanglewood Energy LLC and our position on the defaults and forfeitures, please see “Description of Business – Legal Proceedings” and “Risk Factors – Risk Associated with Our Business”.  Some of our leases are shared 50% with Tanglewood Energy LLC who is insolvent and as such has defaulted on its obligations to maintain its interests in the shared leases below. If the forfeitures were to be challenged and proven not to have occurred, our net mineral acreage would be reduced by 1,474 acres.

This is a related party transaction as one of our directors and largest shareholders, our Chief Executive Officer and our former Chief Financial Officer are affiliates of Alberta Oil and Gas LP.

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

The Kevin-Sunburst Dome is a geological structure in the area in Toole County and covers approximately 1,000 square miles and we believe has 850 feet of structural closure.  We believe that intense structural compression by the Montana Thrust Belt produced forces and fractures that dispersed the Bakken oil into many rock formations through-out the area.  State production records indicate that some formations are located up to a thousand feet above the Bakken zone (such as the Madison, Swift, Cutbank and Sunburst) and others are located only a few hundred feet below the Bakken (such as the Nisku and Duperow).  We believe that the Bakken zone oil migrated through many different rock layers and accumulated to form oil fields wherever the oil encountered porosity (the oil reservoir) and a seal (the oil trap). Geological interpretation by our former consulting geologist from drilling in the area is that the Kevin-Sunburst Dome was the focal point for Bakken oil migration from the Southern Alberta Basin to the west.  According to state production records, the domal area has produced more than 320 million barrels of oil (MMBO) and 650 billion cubic feet of gas (BCFG) from the Devonian Nisku, Mississippian Madison, Jurassic Swift, Cretaceous Cutbank/Sunburst, and four other formations.  The primary formation we intend to target, assuming sufficient capital is raised for drilling, is the conventional Nisku carbonate formation.  In Toole County, the Nisku formation is found at a depth of approximately 3,000 to 3,200 feet.

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

Nisku deposition

State records and drill logs show that the Nisku Formation is about 60 to 70 feet thick across the Kevin-Sunburst Dome.  Scientific interpretation by our former consulting geologist indicates that the formation was deposited as a shallowing-upward carbonate-evaporate sequence on top of marine limestones and shales of the Devonian Duperow Formation.  Fine-grained carbonates (wackestones) make up the bottom 20 to 30 feet of strata.  That zone is overlain by a 20-ft thick “Middle Layer” containing wave-dominated grainstone deposits that account for the primary Nisku porosity.  The Middle Layer grades into 10 to 15 feet of supratidal laminated dolostones and anhydrites, capped by a 12 foot anhydrite layer.  We believe that a Sabkha environment prevailed during the next few million years while an additional 150 feet of dolostones and anhydrites accumulated to form the overlying Potlatch Formation.

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

3D Seismic

3D seismic data was shot across the area during 2007, about 24 years after the East Kevin Field was discovered.  The 3D data and the interpretation of the data by our former consulting geologist indicate to us, though no assurance can be given, that the Nisku porosity and oil potential are present not only where wells have already been drilled in the East Kevin Field, but also to the north of the field.  We have acquired an interest in leases on what we believe are similar geological locations on the north edge of East Kevin Field and on trend to the 9 Mile Field to the north of the East Kevin Field.
The 3D seismic data has been interpreted by our former consulting geologist to establish, what we feel are, the areas of better Nisku porosity.  The seismic data interpretation by our former consulting geologist has delineate, what we believe are, paleostructures where grainstone porosity development have most likely occurred.  We believe that this structure could have impacted the topography of the overlying Nisku Formation, resulting in better porosity development on the structurally higher areas, though, no assurance can be given to this development.  Furthermore, we believe that distinct seismic amplitude variations are associated with the Nisku porosity zone and these have been tied to the porosity in previously drilled wells in the area.

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

i)  The average sales price of the production per thousand btus for the 3 month period ending January 31, 2015 is $3.0648.

ii)  The average lifting price per thousand btus for the 3 month period ending January 31, 2015 is $1.2294.

PRODUCTIVE WELLS AND ACREAGE

As of October 14, 2014, we own 2 gas wells (gross) and 1 gas well net. The total productive area of the two gross wells is 80 acres and the net productive area is 40 acres.

UNDEVELOPED ACREAGE

As of February 28, 2015, we own 13,780 gross acres and 5,640 net acres (which includes 1,474 acres forfeited by Tanglewood Energy, LLC).

DRILLING ACTIVITY

In December 2013, drilling of two oil wells we acquired commenced. The two wells are awaiting fracking in order to determine whether either or both of such wells should be placed in production or abandoned.

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

Presently, we are qualified to do business in Nevada. Our wholly owned subsidiary, Toole Oil and Gas Corp. is qualified to do business in Montana.  Our failure to qualify in a jurisdiction where it is required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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

For the three months and six months ended February 28, 2015, as compared to the three months and six months ended February 28, 2014.

Results of Operations

Revenues. Since inception, we have yet to generate any significant revenues from our business operations.  Our ability to generate significant revenues has been significantly hindered by our lack of capital. For the six months ended February 28, 2015, we generated $5,519 of revenues from gas sales and had a gross profit of $365. For the three months ended February 28, 2015, we generated $3,111 of revenues from gas sales and had a loss of $86. We had no revenues or gross profit in the six months ended February 28, 2014. We hope to generate additional revenues as we implement our business plan.

Operating Expenses. For the six months ended February 28, 2015, our total operating expenses were $3,427,617 as compared to total operating expenses of $569,546 for the six months ended February 28, 2014, an increase of $2,858,071, which included a charge we incurred of $2,825,276 from goodwill impairment related to the acquisition of leases from Alberta Oil and Gas, LP. The remaining increase in operating expenses in the six months ended February 28, 2015, primarily results from stock based compensation we incurred through the issuance of stock to service providers and consultants ($113,287) and the issuance of shares of common stock and stock options to our officers and directors ($197,263).

For the three month period ended February 28, 2015 our total operating expenses were $291,948, which includes stock based compensation we incurred through the issuance of stock to service providers and consultants ($55, 021) and the issuance of shares of common stock and stock options to our officers and directors ($66,410). As compared to the three months ended February 28, 2014 where our total operating expenses were $288,587, which includes $60,349 in stock based compensation.

Our total operating expenses consist primarily of compensation, legal expenses, accounting expenses and stock based compensation related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Income (Expenses). For the six months ended February 28, 2015, we had other expenses of $59,785, which consisted of $44,277 of interest expense, $7,700 amortization of debt discount and $7,808 loss resulting from the expiry of leases. For the six months ended February 28, 2014, we had other income of $65,788, which consisted of $77,480 of forgiveness of debt income net of $11,692 of interest expense

For the three months ended February 28, 2015, we had other expenses of $44,026, which consisted of $29,243 of interest expense, $6,975 amortization of debt discount and $7,808 loss resulting from the expiry of leases. For the three months ended February 28, 2014, we had other expenses of $6,918, which consisted of $6,918 of interest expense.

Net Loss.  For the six months ended February 28, 2015, our net loss was $3,487,402, as compared to the six months ended February 28, 2014, in which our net loss was $503,758. For the three month period ended February 28, 2015 our net loss was $336,060 as compared to the three months ended February 28, 2014 in which our net loss was $295,505. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $5,589 as of February 28, 2015. As of August 31, 2014 we had cash of $76. In February 2015, we received a total of $200,000 in financing through the issuance of convertible debentures to two US resident accredited investors. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities. Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of February 28, 2015, our total liabilities were $2,785,833 comprised of $849,338 in accounts payable, accrued interest and accrued expenses (including $287,359 owed to our Chairman of the Board for accrued compensation and expenses and $55,826 owed to our President/CEO for accrued compensation) $137,000 in notes payable, $263,742 in convertible debentures, $1,133,657 in secured debentures and $385,096 in loans and notes payable to other related parties. As of August 31, 2014, our total liabilities were $853,641 comprised of $606,641 in accounts payable, accrued interest and accrued expenses (including, $243,000 owed to our current Chairman for accrued compensation and expenses and $35,000 owed to our current CEO for accrued compensation), $142,000 in notes payable (which includes a related party note payable to our Chairman for $5,000), and $105,000 in convertible debentures.

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

On November 17, 2014, we issued a debenture in the amount of $100,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due November 5, 2015, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to 1% net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement. On February 11, 2014, the new CFO is considered a related party to this investor and effective on such date, this investor is deemed to be an affiliated investor.

On January 28, 2015, we approved the issuance 70,000 shares of common stock to our former Chief Financial Officer for services rendered at a deemed value of $12,600, the Fair Value at date of issuance. As of February 28, 2015 these shares are outstanding, but not issued. These shares were issued pursuant to Regulation D.

On February 17, 2015, we issued two debentures in the total amount of $100,000 to two non-affiliated investors pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due February 17, 2016, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of common stock at a price of $0.25 per share. In addition, the holders each received a two year warrant to purchase 200,000 shares of our common stock at a price of $0.35 per share and is entitled to 1% net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of Michael Altman, our Chief Executive Officer and Brian Jensen our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Altman and Mr. Jensen concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 18, 2014 we issued 60,000 shares of our common stock to our former Chief financial Officer for services to be rendered at a deemed value of $0.45 per share valued at $27,000 the fair value at date of issuance.  These shares were issued pursuant to Regulation D.

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

On January 28, 2015, we approved the issuance 70,000 shares of common stock to our former Chief Financial Officer for services rendered at a deemed value of $12,600, the Fair Value at date of issuance. As of February 28, 2015 these shares are outstanding, but not issued. These shares were issued pursuant to Regulation D.

On February 17, 2015, we issued two debentures in the total amount of $100,000 to two non-affiliated investors pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due February 17, 2016, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of common stock at a price of $0.25 per share. In addition, the holders each received a two year warrant to purchase 200,000 shares of our common stock at a price of $0.35 per share and is entitled to 1% net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement.

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

Axiom Oil and Gas Corp.

By: /s/ Michael H. Altman
      Michael H. Altman
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date: April 20, 2015

By: /s/ Brian Jensen
      Brian Jensen
Its: Chief Financial Officer, Director (Acting Principal Accounting Officer).
Date: April 20, 2015