Form 10-Q
period 2015-05-31
AXIOM OIL & GAS CORP.
filed 2015-07-20
CIK 1399095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission File Number: 000-53232

Axiom Oil and Gas Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0686445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Park Ave., Suite 1600, New York, New York 10017
(Address of principal executive offices)

(212) 984-0685
(Issuer’s Telephone Number) (Former address if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  X No

As of July 15, 2015, there were 19,780,650 shares of the issuer’s $.001 par value common stock issued and  outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements of Axiom Oil and Gas Corp. (“Axiom Oil and Gas”) as of May 31, 2015, and for the three and nine months ended May 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Axiom Oil and Gas’s Form 10-K filing with the SEC for the year ended August 31, 2014.  In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods. The consolidated results of operations for the three and nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1	Consolidated Balance Sheets as of May 31, 2015 (unaudited) and August 31, 2014.

F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2015 and 2014 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2015 (unaudited).

F-3
Consolidated Statements of Comprehensive Loss for the three and nine months ended May 31, 2015 and 2014 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2015 (unaudited).

F-4	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2015 (unaudited).

F-8	Consolidated Statements of Cash Flows for the nine months ended May 31, 2015 and 2014 and the period from Inception of Exploration Stage (September 1, 2010) through May 31, 2015 (unaudited).

F-10-F-36	Notes to Consolidated Financial Statements (unaudited).

1

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	August 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash	$123	$76

Total current assets	123	76

Property - Successful efforts method
Leases - Toole County, Montana	230,195	--
Investment in working interest in wells	301,000	--
Totals	531,195	--

Other	1,400	1,400

Total assets	$532,718	$1,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	$545,480	$357,921
Accrued expenses	248,059	212,780
Accrued interest	201,565	35,940
Loans payable, related parties	344,268	--
Notes payable, related parties	45,145	5,000
Notes payable	137,000	137,000
Convertible debentures	186,442	105,000
Convertible debenture, related party	89,324	--

Total current liabilities	1,797,283	853,641

Long-term liabilities
Secured debenture	1,137,482	--

Total liabilities	2,934,765	853,641

Commitments and contingencies	--	--

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued	--	--
Common stock, $0.001 par value, 300,000,000
shares authorized, 19,030,650 and 11,352,774 shares
issued and outstanding at May 31, 2015
and August 31, 2014, respectively	19,031	11,353
Additional paid-in capital	16,060,465	14,070,299
Accumulated other comprehensive income	138,373	--
Deficit accumulated from prior operations	(121,862)	(121,862)
Deficit accumulated during the exploration stage	(18,498,054)	(14,811,955)

Total stockholders’ deficiency	(2,402,047)	(852,165)

Total liabilities and stockholders’ deficiency	$532,718	$1,476

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015

Revenues – gas sales	$1,857	$--	$7,376	$--	$7,376
Cost of goods sold	2,922	--	8,076	--	8,076
Gross profit	(1,065)	--	(700)	--	(700)

Expenses
Compensation	67,738	69,175	300,401	225,448	5,943,210
General and administrative	81,967	46,330	452,010	459,603	2,665,937
Exploration	3,568	--	3,568	--	355,251
Impairment of goodwill	--	--	2,825,276	--	3,350,753
Total Expenses	153,273	115,505	3,581,255	685,051	12,315,151

Operating loss	(154,338)	(115,505)	(3,581,955)	(685,051)	(12,315,851)

Other income (expenses)
Interest expense	(29,843)	(7,912)	(74,120)	(19,604)	(110,060)
Amortization of debt discount	(12,024)	--	(19,724)	--	(19,724)
Forgiveness of debt income	--	--	--	77,480	32,480
Loss on expiration of leases	(2,492)	--	(10,300)	--	(10,300)
Gain on sale of subsidiary	--	--	--	--	160,681
Finance costs, share-based	--	--	--	--	(6,154,322)
Foreign currency loss	--	--	--	--	(80,958)
Net other income (expenses)	(44,359)	(7,912)	(104,144)	57,876	(6,182,203)

Net loss	$(198,697)	$(123,417)	$(3,686,099)	$(627,175)	$(18,498,054)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.21)	$(0.06)
Weighted average number of common
shares outstanding – basic and diluted	19,030,650	11,252,774	17,718,978	10,822,442

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

					Period From
					Inception of
					Exploration
					Stage
					(September 1,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	May 31,		May 31,		May 31,
	2015	2014	2015	2014	2015

Net loss	$(198,697)	$(123,417)	$(3,686,099)	$(627,175)	$(18,498,054)

Other comprehensive income
Foreign currency translation adjustment	(3,818)	--	138,373	--	138,373

Comprehensive loss	$(202,515)	$(123,417)	$(3,547,726)	$(627,175)	$(18,359,681)

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2015
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
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2015
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
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2015
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

AXIOM OIL AND GAS CORP.
 (An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficiency
Period from Inception of Exploration Stage (September 1, 2010) through May 31, 2015
(Unaudited)

						Deficit
				Accumulated	Deficit	Accumulated
			Additional	Other	Accumulated	During the	Total
	Common Stock		Paid-in	Comprehensive	From Prior	Exploration	Stockholders'
	Shares	Amount	Capital	Income	Operations	Stage	Deficiency

Balance – August 31, 2014 - Forwarded	11,352,774	$11,353	$14,070,299	$--	$(121,862)	$(14,811,955)	$(852,165)

Common stock issued to CFO for services at $0.45 per share	60,000	60	26,940	--	--	--	27,000

Common stock issued for legal fees at $0.23 per share	250,000	250	57,250	--	--	--	57,500

Common stock issued for acquisition of Toole County Montana leases at $0.23 per share	6,997,876	6,998	1,602,513	--	--	--	1,609,511

Common stock issued for consulting compensation for $200,valued at $0.18 per share	300,000	300	53,700	--	--	--	54,000

Common stock issued to CFO for services at $0.18 per share	70,000	70	12,530	--	--	--	12,600

Stock based compensation for options issued to employees
and directors	--	--	186,288	--	--	--	186,288

Stock based compensation for warrant issued for consulting
services	--	--	1,987	--	--	--	1,987

Debt discount on convertible debenture	--	--	48,958	--	--	--	48,958

Foreign currency translation	--	--	--	138,373	--	--	138,373

Net loss for the nine months ended May 31, 2015	--	--	--	--	--	(3,686,099)	(3,686,099)

Balance – May 31, 2015	19,030,650	$19,031	$16,060,465	$138,373	$(121,862)	$(18,498,054)	$(2,402,047)

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period from
			Inception of
			Exploration Stage
			(September 1,
	For the Nine Months Ended		2010) through
	May 31,		May 31,
	2015	2014	2015
Cash flows from operating activities
Net loss	$(3,686,099)	$(627,175)	$(18,498,054)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	339,175	430,748	5,867,457
Impairment of goodwill	2,825,276	--	3,350,753
Amortization of debt discount	19,724	--	19,724
Forgiveness of debt-income	--	(77,480)	(32,480)
Stock-based finance costs	--	--	6,154,322
Depreciation expense	--	--	3,937
Foreign currency loss	--	--	80,958
Loss on expiration of leases	10,300	--	10,300
Gain on sale of subsidiary	--	--	(160,681)
Related party rent expense	--	--	3,000
Changes in assets and liabilities:
Net VAT receivable	--	--	(87,751)
Prepaid and other current assets	--	--	981
Other	--	--	(1,254)
Accounts payable	187,558	133,074	1,293,914
Accrued expenses	35,279	40,855	248,059
Accrued interest	64,366	19,604	100,306
Net cash used in operating activities	(204,421)	(80,374)	(1,646,509)

Cash flows from investing activities
Acquisition of equipment	--	--	(7,454)
Cash received in acquisition	--	--	3,435
Net cash used in investing activities	--	--	(4,019)

Cash flows from financing activities
Proceeds from issuance of convertible
debentures	200,000	75,000	305,000
Proceeds from issuance of common stock	200	200	1,411,054
Offering costs	--	--	(101,225)
Proceeds from notes payable	18,000	--	60,000
Payments of notes payable	(18,000)	--	(18,000)
Proceeds from notes payable related parties	--	5,000	5,000
Proceeds (Payments) from loan payable
Related parties -net	4,268	--	(14,412)
Net cash provided by financing activities	204,468	80,200	1,647,417

Adjustment for change in exchange rate	--	--	3,081

Net increase (decrease) in cash	47	(174)	(30)

Cash balance, beginning of periods	76	362	153

Cash balance, end of periods	$123	$188	$123

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

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Issuance of common shares and promissory
note payable to acquire Toole County, Montana leases
Leases, Toole County, Montana	$240,495	$--	$240,495
Investment in working interest in wells	301,000	--	301,000
Secured debenture	(1,264,972)	--	(1,264,972)
Accrued interest	(107,643)	--	(107,643)
Loan payable related party	(340,000)	--	(340,000)
Net liabilities acquired	$(1,171,120)	$--	$(1,171,120)

Issuance of common shares to acquire Axiom Mexico
Cash	$--	$--	$3,435
Net VAT receivable	--	--	9,667
Prepaid expenses and other current assets	--	--	1,169
Security deposit	--	--	990
Furniture and equipment	--	--	7,476
Accounts payable and accrued expenses	--	--	(625)
Related party payables	--	--	(47,589)
Net liabilities acquired	$--	$--	$(25,477)

Sale of investment in Axiom Mexico
Other current assets	$--	$--	$188
Net VAT receivable	--	--	97,488
Property and equipment	--	--	9,548
Other	--	--	844
Accounts payable and accrued expenses	--	--	(157,246)
Related party payables	--	--	(28,909)
Accumulated other comprehensive income	--	--	(82,594)
Gain on sale of subsidiary	$--	$--	$(160,681)

Non-cash financing activities:
Common stock issued for debt settlement	$--	$75,000	$120,000
Notes payable issued for debt settlement	$--	$70,000	$70,000
Stock option issued for debt settlement	$--	$3,462	$3,462
Forgiveness related party payables	$--	$--	$2,250
Common stock and note payable issued for
accrued compensation and expenses	$--	$--	$369,718
Note payable to related party issued upon
acquisition of Toole County, MT leases	$40,010	$--	$40,010
Discount originated upon issuance of convertible
debenture with common stock warrants	$41,258	$--	$41,258

See accompanying notes to consolidated financial statements.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and notes necessary for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of May 31, 2015 and the consolidated results of operations and cash flows for the three months and nine months ended May 31, 2015 and 2014 and the period from inception of exploration stage (September 1, 2010) through May 31, 2015. Interim results are not necessarily indicative of the results to be expected for a full year. Reference is made to the financial statements of the Company contained in its Annual Report on Form 10-K for the year ended August 31, 2014.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
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
May 31, 2015
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

Foreign Currency Translation – The secured debenture, a promissory note and related accrued interest are payable in Canadian dollars (“CAD”). These amounts were translated into US dollars ("USD") at the period end exchange rates. Related interest expense was translated into USD using the average rates during the periods.

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
May 31, 2015
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
May 31, 2015
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

Income Taxes – The Company accounts for income taxes under the provisions of ASC Topic No. 740 “Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At May 31, 2015, the entire deferred tax asset, which arises primarily from our operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

At May 31, 2015, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of May 31, 2015, the Company had $10,000 in accrued interest and penalties which is included in general and administrative expenses since it was not related to an income tax matter.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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
May 31, 2015
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
May 31, 2015
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

The operating results of Toole Leases from October 14, 2014 through May 31, 2015 are included in the accompanying Consolidated Statements of Operations. The Consolidated Balance Sheet as of May 31, 2015 reflects the acquisition of Toole Leases, effective October 14, 2014, the date of the acquisition. The acquisition date fair value of the total consideration transferred was $2,919,128, which consisted of 6,997,876 shares of Company common stock valued at $0.23 per share, $44,645 USD ($50,000 CAD) to be paid in cash and the assumption of $1,264,972 USD ($1,416,717 CAD) secured debentures.

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
May 31, 2015
 (Unaudited)

Note 4	Acquisitions (Continued)

The amount of net loss of Toole Leases included in the Company’s Consolidated Statements of Operations (including goodwill impairment of $2,825,276) from the acquisition date, October 14, 2014, to the period ending May 31, 2015 are as follows:

		Period from
		Inception of
		Exploration
	For the	Stage
	Nine Months	(September 1,
	Ended	2010) through
	May 31,	May 31,
	2015	2015

Net loss	$(2,869,482)	$(2,869,482)
Basic and diluted loss per share	$(0.16)

The following supplemental pro forma information presents the consolidated financial results as if the acquisition of Toole Leases had occurred September 1, 2010.

			Period from
			Inception of
			Exploration
			Stage
			(September 1,
	For the Nine Months Ended		2010) through
	May 31,		May 31,
	2015	2014	2015

Net loss	$(3,684,285)	$(631,329)	$(18,491,727)

Basic and diluted loss per share	$(0.21)	$(0.06)

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 5	Property – Successful Efforts Method

Leases - Toole County, Montana
Effective October 14, 2014, we finalized the Lease Purchase Agreement with Alberta Oil and Gas, LP (“Alberta”) to purchase interests in certain oil and gas leases and the leasehold estates created thereby located in Toole County, Montana (“Toole Leases”) totaling approximately 14,900 gross mineral acres (approximately 6,200 net mineral acres), which includes a 23.1% working interest in two oil and gas wells drilled on the leases and a 50% interest in two producing gas wells on the leases. (See Note 13)

For the two producing gas wells the average sales price of the production per thousand btus for the 3 month period ending April 30, 2015 is $2.16 and the average lifting price per thousand btus for the 3 month period ending April 30, 2015 is $1.18.

The fair value of the leases is $230,195 after a loss of $10,300 for the expiration of six of the leases was recognized in the nine months ended May 31, 2015. The approximate gross mineral acres is 13,140 (5,320 net mineral acres) after the expiration of the leases.

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
May 31, 2015
 (Unaudited)

Note 6	Related Party Transactions

Accounting and tax services were provided by two accounting firms. One in which our former Chief Financial Officer provided consulting services. As of February 11, 2015, accounting and tax services are provided by the second accounting firm in which our current Chief Financial Officer (“CFO”) is the sole shareholder (See Note 13). Accounting and tax fees amounted to $33,500 and $85,600, inclusive of $39,600 in stock based compensation for common shares issued to our former CFO for services (See Note 11), for the three and nine months ended May 31, 2015, and $15,000 and $30,000 for three and the nine months ended May 31, 2014, respectively. An amount of $69,000 and $45,000 is owed as of May 31, 2015 and August 31, 2014, respectively.  These figures reflect a consolidation of the former and the current CFO’s balances. In February 2014, a payable of $70,000 from prior services rendered was settled through the issuance of a $35,000 8% note payable and 140,000 shares of Company common stock valued at $35,000 to the former CFO.

The Company is obligated to its Chief Executive Officer (“CEO”) for accrued and unpaid compensation in the amount of $70,826 and $35,000 as of May 31, 2015 and August 31, 2014, respectively. Compensation amounted to $15,000 and $45,000 for the three and nine months ended May 31, 2015 and $15,000 and $20,000 in the three and nine months ended May 31, 2014, respectively.

The Company is obligated to its Chairman, who is also the majority stockholder of the Company, for accrued and unpaid compensation and reimbursable expenses as of May 31, 2015 and August 31, 2014 in the amounts of approximately $329,000 and $243,000, respectively.  Compensation and expenses amounted to approximately $43,200 and $133,700 for the three and nine months ended May 31, 2015 and $34,000 and $114,000 in the three and nine months ended May 31, 2014, respectively.

In January 2015, 70,000 shares of Company common stock valued at $12,600 were issued to the former CFO for services rendered.

On April 11, 2014, we borrowed $5,000 from our Chairman for working capital purposes (see Note 7).

AMOG is considered a related party since our Chairman is also shareholder of AMOG. In the nine months May 31, 2015, we have $750 in management fees (after an adjustment for a reduction in the fee) to AMOG and at May 31, 2015 there is a balance due AMOG of $4,268.

Abexco is considered a related party since our Chairman, CEO and former CFO are also shareholders of Abexco. At May 31, 2015 there is a balance due Abexco of $340,000 (See Note 5).

Alberta, which is wholly-owned by Abexco, is considered a related party since our Chairman, CEO and former CFO are also shareholders of Abexco. The terms of our acquisition of Toole Leases provided for a cash payment of $50,000 CAD. In lieu of cash, Alberta accepted a promissory note payable on demand with interest at 4% per annum. At May 31, 2015, we have a promissory note payable to Alberta in the amount of $40,145 USD ($50,000 CAD).

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 7	Notes Payable, related parties

On October 14, 2014 we entered into a note payable with Alberta Oil and Gas, LP in the amount of $45,145 USD ($50,000 CAD) upon the closing of the Toole County oil and gas lease acquisition. The note is unsecured and payable on demand with 4% interest per annum. Interest expense is $420 and $1,069 in the three and nine months ended May 31, 2015, respectively.

On April 11, 2014, we borrowed $5,000 from our Chairman for working capital purposes.  The note is unsecured and is payable on demand with interest at 12% per annum. Interest expense is $151 and $447 for the three and nine months ended May 31, 2015, respectively.

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

On January 30, 2015, we borrowed $18,000 from an unrelated party for working capital purposes.  The note was unsecured and payable on February 9, 2015 together with interest and fees of $2,000. The note was settled in full for $20,000 on February 17, 2015. $2,000 was charged to interest in the nine months ended May 31, 2015 and a share purchase warrant was issued to acquire 25,000 shares of common stock at a price of $0.25 per share for a period of 2 years.

Interest expense for the three and nine months ended May 31, 2015 is $2,534 and $10,777 (of which $1,221 is related to the warrant issued for the debt and $2,000 for the interest and fees) and for the three and nine months ended May 31, 2014 is $2,619 and $5,936, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

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

In September 2013, we issued Convertible Debentures to two non-US resident accredited investors pursuant to Regulation S in the aggregate amount of $35,000.

In October 2013, we issued Convertible Debentures to two non-US resident accredited investors pursuant to Regulation S in the aggregate amount of $15,000.

On December 10, 2013, we issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $20,000.

On January 13, 2014, we issued a Convertible Debenture to a non-US resident accredited investor pursuant to Regulation S in the amount of $5,000.

On November 17, 2014, we issued a debenture in the amount of $100,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture pursuant to Regulation D in an aggregate principal amount not exceeding $500,000. The debenture is due November 5, 2015, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 400,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement. We recorded a debt discount in the amount of $22,294 related to the warrant and net revenue interests attached to the debenture (See Note 11). In the three and nine months ended May 31, 2015, we expensed $5,683 and $11,618 of amortized debt discount, respectively. At May 31, 2015, the balance of the debenture is $89,324, net of $10,676 debt discount. On February 11, 2015, the new CFO is considered a related party to this investor and effective on such date, this investor is deemed to be an affiliated investor.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 9	Convertible Debentures (Continued)

On February 11, 2015, we issued a debenture in the amount of $50,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture pursuant to Regulation D in an aggregate principal amount not exceeding $500,000. The debenture is due February 1, 2016, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 200,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement. We recorded a debt discount in the amount of $13,332 related to the warrant and net revenue interests attached to the debenture (See Note 11). In the three and nine months ended May 31, 2015, we expensed $3,170 and $4,053, respectively, of amortized debt discount. At May 31, 2015, the balance of the debenture is $40,721, net of $9,279 debt discount.

On February 13, 2015, we issued a debenture in the amount of $50,000 to a non-affiliated investor pursuant to a 12% Convertible Redeemable Debenture pursuant to Regulation D in an aggregate principal amount not exceeding $500,000. The debenture is due February 1, 2016, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of our common stock at a price of $0.25 per share. In addition, the holder received a two year warrant to purchase 200,000 shares of our common stock at a price of $0.35 per share and is entitled to certain net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement. We recorded a debt discount in the amount of $13,332 related to the warrant and net revenue interests attached to the debenture (See Note 11). In the three and nine months ended May 31, 2015, we expensed $3,170 and $4,053, respectively, of amortized debt discount. At May 31, 2015, the balance of the debenture is $40,721, net of $9,279 debt discount.

Interest expense amounted to $11,344 and $25,655 in the three and nine months ended May 31, 2015 and $5,293 and $13,668 for the three and nine months ended May 31, 2014, respectively.

Note 10	Secured Debenture

The Secured Debenture is secured by our interest in Toole Leases.  The Secured Debenture accrues interest at 4% per annum, and the principal and the accrued and unpaid interest becomes due and payable on September 1, 2016, as amended. The Secured Debenture contains certain retraction rights, whereby the holder shall be entitled, at its option, to retract certain principal and accrued interest, at specified dates and amounts and subject to our cash flow as defined in the agreement. Interest expense amounted to $11,535 USD ($14,284 CAD) and $29,638 USD ($35,554 CAD) in the three and nine months ended May 31, 2015, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 11	Stockholders’ Deficiency (Continued)

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

Effective October 30, 2013, we settled an outstanding payable in the amount of approximately $124,000 through the issuance of an 8% promissory note in the amount of $35,000 due January 31, 2014 and 200,000 shares of our common stock with an agreed upon value of $0.01 per share. The fair value of the common stock on the effective date is $0.20 per share and the $40,000 value of the shares offset the payable balance. In August 2014, we issued an additional 100,000 shares of common stock valued at $0.45 per share, $45,000.  In the nine months ended May 31, 2014 we recorded $48,844 as forgiveness of debt income.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 11	Stockholders’ Deficiency (Continued)

Effective October 31, 2013, we granted our Chairman (see Note 13) a stock option award for the purchase of 500,000 shares of Company common stock at an exercise price of $0.25 per share. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $52,392, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 200,000 shares immediately and 100,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2015 is $1,166 and $6,403, respectively. For the three and nine months ended May 31, 2014 is $7,859 and $41,623, respectively.

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

Effective November 1, 2013, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share to our former CFO. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $31,468, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. Upon the resignation of our former CFO, the Stock Option Plan governing these stock options called for the options to expire within 90 days of resignation.  The Board of Directors authorized that all stock options vested to our former CFO would not expire in 90 days, but in 2018 as per his Stock Option Agreement. The non-vested options totaled 50,000 shares and expired upon his resignation on February 11, 2015. The expense recorded in the three and nine months ended May 31, 2015 is $0 and $2,795 and in the three and nine months ended May 31, 2014 is $4,721 and $25,001, respectively.

Effective November 1, 2013, we granted a stock option award for the purchase of 150,000 shares of Company common stock at an exercise price of $0.25 per share to a Director. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $15,734, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 75,000 shares immediately and 25,000 shares each on May 1, 2014, November 1, 2014 and May 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2015 is $347 and $1,921 and in the three and nine months ended May 31, 2014 is $2,360 and $12,501, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 11	Stockholders’ Deficiency (Continued)

Effective January 29, 2014, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.45 per share to our current CEO (see Note 13). The fair value of our common stock at date of grant was $0.51.  The fair value of the option, $91,275, was calculated using the Black-Scholes pricing model. The option vests over an 18 month period as follows: 150,000 shares immediately and 50,000 shares each on August 1, 2014, February 1, 2015 and August 1, 2015; and is exercisable for five years from the date of issuance. The fair value of the option is charged to operations as share-based expense over the vesting period. The expense recorded in the three and nine months ended May 31, 2015 is $3,043 and $16,735 and in the three and nine months ended May 31, 2014 is $16,735 and $58,823, respectively.

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

On February 17, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $153,000, $0.51 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $152,800 at the inception of the agreement.

On September 18, 2014, we approved the issuance of 60,000 shares of our common stock valued at $0.45 per share, $27,000, to our former CFO for services to be rendered.

Effective October 14, 2014, we granted each of our CEO and director, former CFO and Director and Chairman  stock options for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share, 900,000 common shares in the aggregate. The options have a term of 10 years and vest as follows: 150,000 shares each immediately and 50,000 each vesting April 14, 2015, 50,000 each vesting October 14, 2015 and 50,000 shares each vesting April 14, 2016.  The fair value of the options, $155,466, was calculated using the Black-Scholes pricing model.  The expense recorded in the three and nine months ended May 31, 2015 is $11,516 and $122,241, respectively. The Board of Directors authorized that all stock options vested to our former CFO/director would not expire in 90 days, but in 2024 as per his Stock Option Agreement. The non-vested options totaled 150,000 shares and expired upon his resignation on February 11, 2015.

On October 14, 2014, the Company approved the issuance of 250,000 shares of common stock for legal services.  The shares are valued at $0.23 per share and $57,500 of share based expense is recorded in the nine months ended May 31, 2015.

On December 1, 2014, we entered into a consulting agreement for business advisory and other related services. The agreement is for a term of six months with compensation of $2,000 per month. Pursuant to the agreement we also issued the consultant a total of 300,000 shares of Company common stock for $200. The stock is valued at $54,000, $0.18 per share being the fair value on the effective date of the agreement, and we recorded stock-based compensation of $53,800 at the inception of the agreement.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 11	Stockholders’ Deficiency (Continued)

On January 28, 2015, we approved the issuance of 70,000 shares of our common stock valued at $0.18 per share, $12,600, to our former CFO for services rendered.

Effective February 11, 2015, we granted a stock option award for the purchase of 300,000 shares of Company common stock at an exercise price of $0.25 per share to our current CFO. The fair value of our common stock at date of grant was $0.20.  The fair value of the option, $44,698, was calculated using the Black-Scholes pricing model. The options have a term of 10 years and vest as follows: 150,000 shares immediately and 50,000 shares each on August 11, 2015, February 11, 2016 and August 11, 2016.  The expense recorded in the three and nine months ended May 31, 2015 is $6,830 and $30,470, respectively.

Effective April 23, 2015, we granted a stock option award for the purchase of 60,000 shares of Company common stock at an exercise price of $0.25 per share to an employee of our CFO’s accounting firm. The fair value of our common stock at date of grant was $0.22.  The fair value of the option, $10,137, was calculated using the Black-Scholes pricing model. The options have a term of 10 years and vest as follows: 30,000 shares immediately and 10,000 shares each on October 23, 2015, April 23, 2016 and October 23, 2016.  The expense recorded in the three and nine months ended May 31, 2015 is $5,723.

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 11	Stockholders’ Deficiency (Continued)

Warrant activity for the nine months ended May 31, 2015 and the year ended August 31, 2014 is as follows:

	May 31, 2015 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	9,257	$0.875
Granted/Sold	865,000	$0.35
Expired/Cancelled	(9,257)	$0.875
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
May 31, 2015	865,000	$0.35	1.57 Years	$--

	August 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$0.875
Granted/Sold	--	--
Expired/Cancelled	(2,743)	$0.875
Forfeited	--	--
Exercised	--	--
Outstanding and exercisable at
August 31, 2014	9,257	$0.875	0.06 Years	$--

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 11	Stockholders’ Deficiency (Continued)

The fair values of the warrants, an aggregate of $22,822 for the nine months ended May 31, 2015 are estimated on the date of grant using the Black-Scholes pricing model.

The following weighted-average assumptions were made in estimating fair value of the warrants and options:

	Year Ended	Nine Months Ended
	August 31,	May 31,
	2014	2015	2014

Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	1.38%	1.49%	1.38%
Expected Life	5.0 Years	6.74 Years	5.0 Years
Expected Volatility	68.68%	66.63%	68.68%

2013 Stock Option Plan
On October 24, 2013, the Board of Directors authorized the implementation of the 2013 Employee and Consultant Stock Option Plan (the "2013 Option Plan"). The 2013 Option Plan is intended to provide an incentive to our executive personnel, directors, key employees or consultants who are responsible for or contribute to our management, growth and/or profitability. The purpose of granting options to such persons under the Plan is to attract them to consider employment with, or service to, us, to encourage their continued employment or service, and to give them incentive to provide their best efforts to us for purposes of enhancing shareholder value. A total of up to 3,000,000 shares of our common stock have been reserved for the 2013 Option Plan. The options can be issued at a strike price set at up to a 10% discount to market.  As of May 31, 2015, 657,000 shares of common stock are available for issuance under the 2013 Option Plan.

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

A total of up to 280,000 shares of our common stock have been reserved for the implementation of the 2010 Plan, either through the issuance of options to eligible persons in the form of incentive stock options or non-statutory options which are subject to restricted property treatment under Section 83 of the Internal Revenue Code. Whenever practical, the 2010 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2010 Plan has a term of ten years, unless sooner terminated by the Board. As of May 31, 2015, 268,000 shares of common stock are available for issuance under the 2010 Plan.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 11	Stockholders’ Deficiency (Continued)

The following table summarizes options transactions under the 2013 and 2010 Stock Option Plans for the periods.

	For the Nine Months Ended
	May 31, 2015 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	1,295,000	$0.35
Granted/Sold	1,260,000	$0.25
Expired/Cancelled	--	--
Forfeited	(200,000)	$0.25
Exercised	--	--
Outstanding at May 31, 2015	2,355,000	$0.31	6.30 Years	$--

Exercisable at May 31, 2015	1,925,000	$0.31	5.73 Years	$--

	For the Year Ended
	August 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	12,000	$6.25
Granted/Sold	1,283,000	$0.30
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at August 31, 2014	1,295,000	$0.35	4.20 Years	$196,600

Exercisable at August 31, 2014	845,000	$0.38	4.19 Years	$126,600

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 11	Stockholders’ Deficiency (Continued)

The weighted-average grant-date fair value of options granted during the nine months ended May 31, 2015 was $0.18.  No options were exercised during the period.

Summary of non-vested options as of and for the year ended August 31, 2014 and the nine months ended May 31, 2015 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	1,283,000	$0.15
Vested	(833,000)	$0.15
Forfeited	--	$--

Non-vested at August 31, 2014	450,000	$0.15

Granted	1,260,000	$0.17
Vested	(1,080,000)	$0.16
Forfeited	(200,000)	$0.16

Non-vested at May 31, 2015	430,000	$0.18

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 12	Income Taxes

Net deferred tax assets and liabilities consist of the following components:

	May 31,	August 31,
	2015	2014
	(Unaudited)
Deferred tax assets
Pre-operating costs	$158,060	$168,837
Equity-based payments	376,085	246,630
Net operating loss carryforward	770,511	569,064
Valuation allowance	(1,304,656)	(984,531)

Net deferred tax assets	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the nine months ended May 31, 2015 and 2014 due to changes in the valuation allowance.

Based upon historical net losses and the Company being in the exploration stage, management believes that it is not more likely than not that the deferred tax assets will be realized and has provided a valuation allowance of 100% of the deferred tax asset.  The valuation allowance increased by approximately $320,000 and $331,000 in the nine months ended May 31, 2015 and the year ended August 31, 2014, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 13	Commitments and Contingencies

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

On May 22, 2015 we entered into a three year employment agreement with Emmanuel Kouyoumdjian to which in return for serving as the Vice President of Business Development, Mr. Kouyoumdjian will receive compensation of $5,000 per month. Mr. Kouyoumdjian was also granted the right to acquire up to 500,000 shares of common stock at $0.001 per share and shall be granted a stock option to acquire up to 300,000 shares at $0.25 per share. (see note 15)

Pursuant to compensation agreements, subject to the exceptions and limitations provided therein, the Company has agreed to hold harmless and indemnify the officers and directors to the fullest extent permitted by law against any and all liabilities and expenses in connection with any proceeding to which such director or officer was, is or becomes a party, arising out of his services as an officer, director, employee, agent or fiduciary of the Company or its subsidiaries.

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

Rent expense for the three and nine months ended May 31, 2015 amounted to approximately $975 and $1,550 and for the three and nine months ended May 31, 2014 amounted to $300 and $1,100, respectively.

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 13	Commitments and Contingencies (Continued)

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

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 13	Commitments and Contingencies (Continued)

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

On May 14, 2015, Mr. Tao Yin filed suit in the Supreme Court of British Columbia against the Company, Michael Altman and Robert Knight among others seeking damages of $462,000 and liquidated damages in the amount of $420,000 in connection with purported breaches of a Letter of Intent and the Loan Agreement and Guarantees contained therein. Management is of the view that the claims filed against the Company and its officers are without merit and the possibility of loss is remote.  The Company has filed a defense against the claims and will incur legal expenses for its defense.

Note 14	Forgiveness of Debt Income

In the nine months ended May 31, 2014, we settled approximately $156,000 in payables through the issuance of notes payable of $35,000, common stock of $40,000 and a stock option valued at $3,462, resulting in $77,480 in forgiveness of debt income (See Note 8).

AXIOM OIL AND GAS CORP.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2015
 (Unaudited)

Note 15	Subsequent Events

On June 9, 2015, we engaged a firm to assist in completing a private placement of Securities. The engagement is for a term of 12 months. The firm will be paid a success fee of ten percent (10%) of gross proceeds from all sales of securities placed by the firm. As additional compensation upon consummation of the Offering we will issue to the firm a warrant to purchase a number of shares of common stock equal to multiplying 10% times the number of shares purchased in the financing placed by the firm at an exercise price equal to the offering price. The warrants will have a term of 2 years from the date of issuance. We also agreed to pay an investment banking retainer fee of $5,000 to cover various expenses and services. We will also reimburse the firm for out of pocket expenses related to the performance of the engagement.

On June 9, 2015 our Vice President of Business Development, Mr. Kouyoumdjian, received a stock option to acquire 300,000 shares of our common stock exercisable at a price of $0.25 per share. The option vests over an 18 month period and expires 10 years from the date of the grant.

On June 9, 2015, Mr. Kouyoumdjian converted $500 of accrued compensation into 500,000 shares of common stock at $0.001 per share .  The fair value of the stock on that date was $0.22 per share.  Stock-based compensation will be recorded in the amount of $109,500 for the year ending August 31, 2015.

On June 17, 2015 we entered into a Mutual Release with Caro Capital, whereby Caro Capital agreed to transfer the 600,000 shares of restricted common stock to Emmanuel Kouyoumdjian that were received pursuant to the consulting agreements dated February 17, 2014 and December 1, 2014 and to waive any accrued monthly cash fees. Accrued fees for the nine months ended May 31, 2015 were $24,000.

On June17, 2015, we approved the issuance of 250,000 shares of our common stock to our attorneys to satisfy an invoice of $10,000 for legal services rendered. The fair value of the stock on that date was $0.22 per share.  Stock based compensation will be recorded in the amount of $45,000 for the year ending August 31, 2015.

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

Overview.   We were incorporated in the State of Nevada on February 13, 2007, under the name TC Power Management Corp. We are in the exploration stage of our business and have generated minimal revenues.  We abandoned our previous business of providing consulting services to private and public entities seeking assessment, development, and implementation of energy generating solutions. We changed our planned business activities to the exploration and development of precious metals properties.  Subsequently, we abandoned that strategy.

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

This is a related party transaction as one of our directors and largest shareholders, our Chief Executive Officer and director and our former Chief Financial Officer are affiliates of Alberta Oil and Gas LP.

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

i)  The average sales price of the production per thousand btus for the 3 month period ending April 30, 2015 is $2.16.

ii)  The average lifting price per thousand btus for the 3 month period ending April 30, 2015 is 1.18.

PRODUCTIVE WELLS AND ACREAGE

As of October 14, 2014, we own 2 gas wells (gross) and 1 gas well net. The total productive area of the two gross wells is 80 acres and the net productive area is 40 acres.

UNDEVELOPED ACREAGE

As of May 31, 2015, we own 13,140 gross acres and 5,320 net acres (which includes 1,474 acres forfeited by Tanglewood Energy, LLC).

DRILLING ACTIVITY

In December 2013, drilling of two oil wells we acquired commenced. The two wells are awaiting fracking in order to determine whether either or both of such wells should be placed in production or abandoned.

PRESENT ACTIVITIES

As of July 15, 2015 we have two oil wells being drilled.

DELIVERY COMMITMENTS

American Midwest Oil and Gas Ltd., (“AMOG”) the 50% owner of our two producing gas wells is the operator of these two wells.  AMOG has a contract with Ranck Oil Company to sell to them all of the gas produced from these two wells.  The gas is sold based on the AECO monthly price minus $1.00 for gathering and expired on June 30, 2015. An extension of the contract is presently being negotiated and the existing production is being delivered on the prior basis.

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

For the three months and nine months ended May 31, 2015, as compared to the three months and nine months ended May 31, 2014.

Results of Operations

Revenues. Since inception, we have yet to generate any significant revenues from our business operations.  Our ability to generate significant revenues has been significantly hindered by our lack of capital. For the nine months ended May 31, 2015, we generated $7,376 of revenues from gas sales and had a loss of $700. For the three months ended May 31, 2015, we generated $1,857 of revenues from gas sales and had a loss of $1,065. We had no revenues or gross profit in the nine months ended May 31, 2014. We hope to generate additional revenues as we implement our business plan.

Operating Expenses. For the nine months ended May 31, 2015, our total operating expenses were $3,581,255 as compared to total operating expenses of $685,051 for the nine months ended May 31, 2014, an increase of $2,896,204, which included a charge we incurred of $2,825,276 from goodwill impairment related to the acquisition of leases from Alberta Oil and Gas, LP. The remaining increase in operating expenses in the nine months ended May 31, 2015, primarily results from stock based compensation we incurred through the issuance of stock to service providers and consultants ($113,187) and the issuance of shares of common stock and stock options to our officers and directors ($225,888).

For the three month period ended May 31, 2015 our total operating expenses were $153,273, which includes $28,525 in stock based compensation. As compared to the three months ended May 31, 2014 where our total operating expenses were $115,505, which includes $31,675 in stock based compensation.

Our total operating expenses consist primarily of compensation, legal expenses, accounting expenses and stock based compensation related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Income (Expenses). For the nine months ended May 31, 2015, we had other expenses of $104,144, which consisted of $74,120 of interest expense, $19,724 amortization of debt discount and $10,300 loss resulting from the expiration of leases. For the nine months ended May 31, 2014, we had other income of $57,876, which consisted of $77,480 of forgiveness of debt income net of $19,604 of interest expense

For the three months ended May 31, 2015, we had other expenses of $44,359, which consisted of $29,843 of interest expense, $12,024 amortization of debt discount and $2,492 loss resulting from the expiration of leases. For the three months ended May 31, 2014, we had other expenses of $7,912, which consisted of $7,912 of interest expense.

Net Loss.  For the nine months ended May 31, 2015, our net loss was $3,686,099, as compared to the nine months ended May 31, 2014, in which our net loss was $627,175. For the three month period ended

May 31, 2015 our net loss was $198,697 as compared to the three months ended May 31, 2014 in which our net loss was $123,417.We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

We had cash of $123 as of May 31, 2015. As of August 31, 2014 we had cash of $76. (In February 2015, we received a total of $100,000 in financing through the issuance of convertible debentures to two US resident accredited investors. We are seeking to raise additional funds to meet our working capital needs principally through the sales of our securities.) Additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

As of May 31, 2015, our total liabilities were $2,934,765 comprised of $995,104 in accounts payable, accrued interest and accrued expenses (including $329,000 owed to our Chairman of the Board for accrued compensation and expenses and $70,826 owed to our President/CEO for accrued compensation) $137,000 in notes payable, $275,766 in convertible debentures, $1,137,482 in secured debentures and $389,413 in loans and notes payable to other related parties. As of August 31, 2014, our total liabilities were $853,641 comprised of $606,641 in accounts payable, accrued interest and accrued expenses (including, $243,000 owed to our current Chairman for accrued compensation and expenses and $35,000 owed to our current CEO for accrued compensation), $142,000 in notes payable (which includes a related party note payable to our Chairman for $5,000), and $105,000 in convertible debentures.

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

On January 28, 2015, we issued 70,000 shares of common stock to our former Chief Financial Officer for services rendered at a deemed value of $12,600, the Fair Value at date of issuance. These shares were issued pursuant to Regulation D.

In February, 2015, we issued two debentures in the total amount of $100,000 to two non-affiliated investors pursuant to a 12% Convertible Redeemable Debenture in an aggregate principal amount not exceeding $500,000. The debenture is due February 17, 2016, accrues interest at 12% per annum and is convertible, at the option of the holder, into shares of common stock at a price of $0.25 per share. In addition, the holders each received a two year warrant to purchase 200,000 shares of our common stock at a price of $0.35 per share and is entitled to 1% net revenue interests in oil and gas wells owned by our subsidiary, Toole Oil and Gas Corp., as defined in the debenture agreement.

On June 9, 2015, Mr. Kouyoumdjian converted $500 of accrued compensation into 500,000 shares of common stock at $0.001 per share .  The fair value of the stock on that date was $0.22 per share.  Stock-based compensation will be recorded in the amount of $109,500 for the year ending August 31, 2015.

On June17, 2015, we approved the issuance of 250,000 shares of our common stock to our attorneys to satisfy an invoice of $10,000 for legal services rendered. The fair value of the stock on that date was $0.22 per share.  Stock based compensation will be recorded in the amount of $45,000 for the year ending August 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, in accordance with Exchange Act Rules 13a-15F and 15d-15F, we carried out an evaluation, under the supervision and with the participation of Michael Altman, our Chief Executive Officer and Brian Jensen our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, Mr. Altman and Mr. Jensen concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.  The reason we believe our disclosure controls and procedures are not effective is because:

1.	There are no independent directors;
2.	No segregation of duties;
3.	No audit committee; and
4.	Ineffective controls over financial reporting.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

On May 14, 2015, Mr. Tao Yin filed suit in the Supreme Court of British Columbia against the Company, Michael Altman and Robert Knight among others seeking damages of $462,000 and liquidated damages in the amount of $420,000 in connection with purported breaches of a Letter of Intent and the Loan Agreement and Guarantees contained therein. The Company has retained counsel and filed a defense to the action. Management is of the view that the claims filed against the Company and its officers are without merit.

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

On January 28, 2015, we issued 70,000 shares of common stock to our former Chief Financial Officer for services rendered at a deemed value of $12,600, the Fair Value at date of issuance. These shares were issued pursuant to Regulation D.

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

On June 9, 2015, Mr. Kouyoumdjian converted $500 of accrued compensation into 500,000 shares of common stock at $0.001 per share .  The fair value of the stock on that date was $0.22 per share.  Stock-based compensation will be recorded in the amount of $109,500 for the year ending August 31, 2015.

On June17, 2015, we approved the issuance of 250,000 shares of our common stock to our attorneys to satisfy an invoice of $10,000 for legal services rendered. The fair value of the stock on that date was $0.22 per share.  Stock based compensation will be recorded in the amount of $45,000 for the year ending August 31, 2015.

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

Axiom Oil and Gas Corp.

By:
      Michael H. Altman
Its: President, Chief Executive Officer, Director (Principal Executive Officer).
Date: __________, 2015

By:
      Brian Jensen
Its: Chief Financial Officer, Director (Acting Principal Accounting Officer).
Date: ___________, 2015.